Form 10-K
period 2011-09-30
DANE EXPLORATION INC.
filed 2012-01-11
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

Commission File # 333-172450

DANE EXPLORATION INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0654981
 (IRS Employer Identification Number)

3577 - 349 West Georgia Street
Vancouver, British Columbia, Canada V6B 3Y4
(Address of principal executive offices)    (Zip Code)

Tel. (604) 241-8972
 (Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable because a stock symbol has not yet been issued for the company's non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,000,000 Common shares were issued and outstanding as of January 10, 2012.

Documents incorporated by reference: None

ii

DANE EXPLORATION INC.
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	11
ITEM 2.	Properties	11
ITEM 3.	Legal Proceedings	26
ITEM 4.	[Removed and Reserved]	26

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6.	Selected Financial Data	28
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	29
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 8.	Financial Statements and Supplementary Data:	36
	Report of Independent Registered Public Accounting Firm	37
	Balance Sheets at September 30, 2011 and September 30, 2010	38
	Statements of Operations for the years ended September 30, 2011 and September 30, 2010 and the period from March 3, 2010 (date of inception) to September 30, 2011	39
	Statement of Stockholders’ Equity	40
	Statements of Cash Flows for the years ended September 30, 2011 and September 30, 2010 and the period from March 3, 2010 (date of inception) to September 30, 2011	41
	Notes to Financial Statements	42
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
ITEM 9A.	Controls and Procedures	49
ITEM 9B.	Other Information	50

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	51
ITEM 11.	Executive Compensation	53
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	56
ITEM 14.	Principal Accounting Fees and Services	56

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	58
SIGNATURES		58

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Dane Exploration Inc. was incorporated in the State of Nevada on March 3, 2010. We are an exploration stage corporation. We intend to be in the business of mineral property exploration. We do not own interests in any property, but have acquired the right to conduct exploration activities on two properties (the ‘Judy Claims’). These claims are staked on approximately 627.96 hectares of land located east of the village of Cassiar, British Columbia, Canada. We intend to explore for gold and silver on the property.

(Hereinafter Dane Exploration Inc. may herein be referred to: “Dane Exploration”, “Dane”, “We”, “Us”, the “Registrant”, or the “Company”).

The Company’s common stock is not yet traded publicly. It is our intention to have Dane's common stock quoted on the OTC Bulletin Board (OTCBB) market and on the Pink Sheets trading system. Currently, there is no trading symbol assigned and there can be no assurance that we will ever be granted a trading symbol on the OTCBB, the Pink Sheets, or any other quotation system or exchange.

Our fiscal year end is September 30th.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

Risks Associated With Mining:

Mineral exploration and development activities are speculative in nature.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot predict whether minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results.

Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

All of our properties are in the exploration stage and therefore highly speculative in nature. We may not be able to establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

We have not established that any of our mineral properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7, which can be viewed at www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a 'reserve' that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation which may block our ability to explore or develop our claims. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We are in compliance with all material laws and regulations that currently apply to our activities but current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, we may not be able to obtain or maintain all permits necessary for our future operations, or obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. If we were to discover a major mineral deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious metals such as gold, silver and base metals such as copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of precious and base metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and, in addition to risks directly related to our current exploration plans, there is no assurance that we will continue to be successful in acquiring mineral claims or to exploit any minerals we may discover. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies who are either exploring existing mineral resource properties or seeking to locate and acquire mineral resource properties. However, we may need to compete with different competitors for the removal or sales of mineral products from our properties if we should eventually discover the presence of minerals in quantities sufficient to make production economically feasible.

Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce. However, in identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Supplies needed for exploration may not always be available. If we are unable to secure exploration supplies we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

Risks Related To Our Company:

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since March 3, 2010 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

There is a risk that we have not properly evaluated the potential benefit of our claims because our President and Sole Director has not personally visited the Judy 1 and McDame Mountain Properties.

The Judy 1 and McDame Mountain claim properties have not yet been visited by our President and Sole Director. This fact potentially compromises the Company's assessment of the potential value of the claims and the Company's ability to properly assess all factors which may impact our exploration plans

There is a risk that our assessment of the potential benefit of our property claims and our plans for exploration may be faulty because we have based these on a report provided to us by the vendor of the property claims.

We have not yet performed any exploration work on our property claims and have based a large part of our assessment of the Judy 1 and McDame Mountains claims on a report provided to us by the vendor of the claims. We have also based our exploration plans largely on the recommendations included in this report. If this report is false, incorrect, misstated, or analysis in the report has been over-valued by Dane, this could have a material adverse effect on our ability to raise funds and the survival of the Company.

Our property claims are presently held in trust for us by an unrelated third party which may put us at risk if there were a dispute with this third party, or if there were malfeasance on the part of this third party.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The claims we have purchased were staked by a third party and these claims are presently recorded in the name of the third party and held in trust by him for the Company. Under British Columbia, law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never directly possess legal mining claim to the land. In order to comply with the law we will have to incorporate a British Columbia wholly owned subsidiary-corporation. We plan to incorporate such a wholly-owned subsidiary in British Columbia and expect at that time the third party will transfer all claim rights he holds in trust for us to that subsidiary. However, if the third party were to transfer title to another person and that deed were to be recorded in their name before we were to have the claims recorded in the name of our planned subsidiary, that other person would have superior title and we would have no title to the claims we have purchased. If this were to occur, we would have to cease or suspend operations on those claims and sue the third party for the loss of our investment. The loss of our claims and the cost of a lawsuit regarding a breach of fiduciary duty by the third party would have a material adverse effect on the financial condition of our company.

Our mineral claims have an expiration date and we must make minimum mandatory exploration expenditures in order to maintain our mineral claims.

The Judy 1 claim Tenure 735182 and the McDame Mountain claim tenure 821402 each had original expiry dates of July 19, 2011. A mineral exploration license is issued for one year and July 19th is designated as their annual renewal date. In order to maintain the claims, we must we must perform work on the claims or pay a fee in lieu of work expenditures. Each claim has been partially extended to expiry dates of January 19, 2012 through the payment of fees in lieu of work. As long as the fees are paid, no work has to be performed to maintain the claims in good order. The renewal fees may increase in the future. In order to maintain title in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a value of $3.90 per hectare during the first three anniversary periods of: (i) July 20, 2011 to July 19, 2012; (ii) July 20, 2012 to July 19, 2013; (iii) July 20, 2013 to July 19, 2014; and then $7.80 per hectare in subsequent anniversary year periods or pay the equivalent sum as cash in lieu of work. Failure to do work or pay the cash in lieu will result in forfeiture of title. Failure on our part to make the required expenditures or payments in lieu of work would result in the loss of our claims and would have a material adverse effect on the financial condition of our company.

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition.

Our company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

The operations of our company include exploration; and may include development activities and commencement of production on our properties, which requires permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2011, we had cash in the amount of $197; a prepaid expense balance of $350; and a working capital deficit of $(15,493). We incurred a net loss of $(27,860) for the year ended September 30, 2011 and have incurred losses since inception of $(40,493). If we are not successful in selling any of the common shares included in our offering of common shares to the public, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

Because we do not know of a lender who would provide funds for us to explore and develop our mineral properties, we expect it will probably be difficult or impossible to raise debt financing from traditional lending sources. To date we have raised our operating capital from sales of founder shares to, and receipt of shareholder advances from, our President, but there can be no assurance that we will continue to be able to do so because our President has limited financial resources. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, our business will fail.

These circumstances have lead our independent registered public accounting firm, in their audit report included in this Form 10-K, to comment about our company’s ability to continue as a going concern. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

We currently rely solely on our President & CEO for management of our operations and the loss of this key individual could have an adverse effect on the Company.

Our success depends to a certain degree upon our President & CEO and sole director. This individual is a significant factor in the our growth and success. The loss of the service of current management and board and any future additional members of management and the board could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our either our current President & CEO, the loss of whose services would have a material adverse effect on the success and development of our company. Additionally, we do not anticipate having key man insurance in place in respect of our sole director and senior officer in the foreseeable future.

We require substantial funds merely to determine whether commercial precious metal deposits exist on our properties and this creates a significant risk that we will fail.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties entails significant risks and is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;
▪	Market prices for the precious metals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

Third parties may challenge our rights to our mineral properties or the agreements that permit us to explore our properties may expire if we fail to timely renew them and pay the required fees.

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims. If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations. There can be no assurance that any such disputes or challenges will be resolved in our favor.

We are not aware of challenges to the location or area of any of our mining claims. There is, however, no guarantee that title to the claims will not be challenged or impinged in the future.

Our management has no formal geological or engineering training and limited experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our management has no formal geological or engineering training and limited experience with exploring for, starting, and operating a mine. With no direct training and limited experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

Our success is dependent on current management, who may be unable to devote sufficient time to the development of our business; this potential limitation could cause the business to fail.

Dane is heavily dependent on our sole officer and director. If something were to happen to him, it would greatly delay its daily operations until further industry contacts could be established. Furthermore, there is no assurance that suitable people could be found to replace this individual. In that instance, Dane may be unable to further its business plan.

Because title to the property is currently held in the name of another person, if that person transfers the property to someone other than us, we will cease activities.

Title to the properties upon which we intend to conduct exploration activities is not currently held in our name. Title to the property is recorded in the name of a third party who presently holds the property in trust for the Company for exploration upon the property. If the owner transfers the property to another third person, the other third person will obtain good title and we will have nothing. If this should occur, we will subsequently not own any property and we will have to cease all exploration activities.

As our business assets and our director and officer are located in Canada; investors may be limited in their ability to enforce US civil actions against our assets or our director and officer. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our director.

Our business assets are located in Canada and our sole director and officer is a resident of Canada. Consequently, it may be difficult for United States investors to affect service of process within the United States upon our assets or our sole director and officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our sole director and officer predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

Risks Associated With Our Public Offering of Common Stock:

Irrespective of the increased ownership of Dane which may result from successful sales of shares from our public offering of common shares, our CEO and Sole Director will in all cases retain voting control of the Company due to his majority ownership position and this may negatively impact the interests of other shareholders.

If the maximum number of shares being offered in this prospectus are successfully sold to investors, our sole director and officer's ownership share of Dane will decrease to only 67% of total common shares of the Company which are issued and outstanding. This fact provides our sole director and officer with effective continuing voting control of our Company and this may negatively impact other investors if our sole director and officer does not act in their interests, or administer the Company effectively, because other shareholders will not be able to successfully vote to remove our sole director and officer from his positions with the Company.

While Dane expects to apply for quotation on the OTC Bulletin Board, we may not be approved, and even if approved, we may not be approved for trading on the OTC Bulletin Board; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. We expect to be listed on the OTC Bulletin Board (‘OTCBB’) service of the Financial Industry Regulatory Authority (‘FINRA’), but we may not be approved to trade on that facility and we may not meet the requirements for listing on the OTCBB. If we do not meet the requirements of the OTCBB, our stock may then be traded solely on the Pink Sheets trading facility (‘Pink Sheets’) and the market for resale of our shares might decrease, if not be eliminated.

Our stock price is expected to fluctuate when we become publicly traded, which could result in substantial losses for investors.

The market price for our common stock will vary from the initial public offering price of our common shares after trading commences. This could result in substantial losses for investors. Market price fluctuations may occur in response to a number of factors, some of which are beyond our control. Significant among these are that because we arbitrarily set the selling price of the securities being offered hereunder at $0.02 per share, once a market develops for our securities, fluctuations may result if we did not accurately set this price.

No public market for our common stock currently exists and an active trading market may not develop or be sustained following our public offering of common shares.

There is currently no public market for our common stock. We cannot be certain that an active trading market for our common stock will develop or be sustained following our public offering of common shares. Further, we cannot be certain that the market price of our common stock will not decline below the initial public offering price. The initial public offering price was determined by us based upon several factors and may not be indicative of future market prices for our common stock.

Trading on the OTCBB and/or Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Trading in stock quoted on the OTCBB and/or Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, neither the OTCBB nor the Pink Sheets are stock exchanges, and trading of securities on the OTCBB and/or Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Shareholders may experience dilution of ownership.

Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay the debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. We are authorized to issue up to 250,000,000 common shares. We have the authority to issue more of the shares, and to determine the rights, preferences and privileges of such shares, without the consent of any of the shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the Common Stock and those stockholders may experience additional dilution. Purchasers of shares will experience immediate and substantial dilution in the net tangible book value per share of their investment in the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (‘SEC’) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority ('FINRA') has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks:

Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against the Company.

We currently have only one officer and director. As such, he is solely responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause the Company to be subject to sanctions and fines by the Securities Exchange.

Dane has limited financial resources at present, and proceeds from its offering of common shares may not be used to fully develop its business.

Dane has limited financial resources at present. As of September 30, 2011 we had  cash on hand of $197 plus a prepaid expense balance of $350. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to become quoted on the OTCBB; advertise and promote the Company; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

We are unable to predict and articulate all trends, risks and uncertainties which may negatively impact our business and/or your investment.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all risk factors before making an investment decision with respect to our common stock, including those which may not be noted in the above risk factors descriptions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As required by generally accepted accounting principles, during the period ended September 30, 2010, the Company affirmed that its mineral claims were impaired and recorded an impairment loss of $7,500. At present, the Company has no mineral property balances which are classified as assets under generally accepted accounting principles.

Summary Description and Location

The Judy Claims are located 2 km (1.5 miles) northeast of Cassiar, British Columbia, Canada and lie at high elevation on McDame Mountain. The area has a long history of mineral exploration. The geological setting is a structurally complex area of Sylvester allochthon and Cassiar batholith granitic intrusions and appears favorable for the discovery of epithermal gold and silver deposits. The tenures comprise an area of 627.96 hectares (1551.68 acres) (see figures 4 and 5) and are road accessible at elevations from approximately 1100 meters (3600 feet) to more than 1500 meters (5000 feet). (Please see Glossary of Certain Technical Terms on page 23 for definitions of geological terms used herein).

Regional History

The general Liard mining district of northwest British Columbia since 1874 has been a prolific producer of placer gold and is the site of several important deposits of metallic and non-metallic minerals. The area has been in recent years mapped by scientists from the British Columbia provincial Ministry of Energy and Mines who expanded upon the pioneering studies of the Canadian federal Geological Survey of Canada (especially Gabrielse, 1963 and Price, 1949-53) and the formerly enigmatic geology of the area has been rationalized and revealed in publications of that Ministry. Ground acquisition prospecting and mineral explorations activities currently are being pursued at a very elevated pace with particular attention to gold, molybdenum, and base metal occurrences. Placer mining operations continue to yield important amounts of gold each year.

The Cassiar area was subjected to several episodes of mineral exploration and prospecting. The earliest of which resulted from the Hudson Bay fur buying activity on the Dease River leading to the discovery of placer gold on McDame Creek in 1874.

R. Sylvester established a trading post at the mouth of McDame Creek in 1872. The post was taken over in 1875 by the Hudson Bay Company and maintained to 1943.

Placer gold was discovered on McDame Creek in 1874 and Walker Creek in 1877.

G. M. Dawson (1889), W. Pike (1896) and C. Camsell (1954) gave accounts of travel on and near Dease River before the turn of the century. The trail from Sandpile Creek, east of Deadwood Lake, to McDame and Lower Post was described by J.D. Moodie of the Royal North-west Mounted Police in a report on a trip from Edmonton to the Yukon (1899). Equipment for the construction of Watson Lake airport in 1941 was brought by barge down Dease River from Dease Lake to Lower Post. About this time a paddle-wheel steamer was used on Dease River between Lower Post and McDame Post. After limited service the steamer was wrecked in Two Mile Rapids.

Construction of the Alaska Highway in 1942-1943 contributed greatly to the development of the area. During the winter of 1946-47 Moccasin Mines Limited, with the assistance of the British Columbia government, constructed a road from the Alaska Highway to McDame Creek. This road provided the first all-land route to the area and thus stimulated prospecting and exploration.

The Cassiar Asbestos deposit was staked in 1950 and from that time the town of Cassiar grew until the mine closure in 1994.

In the middle years of the last century, helicopter usage facilitated access to the wilderness areas beyond the Stewart Cassiar Highway corridor and concomitantly geochemical survey techniques came into use. Unlike the development of the mining industry in the central parts of the province where many porphyry-type copper and copper-molybdenum deposits were discovered and, in many cases, placed in production, no similar mines resulted from that work. Several gold occurrences however received substantial amounts of exploration.

Mineral search in the Cassiar area has been mostly inactive in recent decades and, as a generalization, the area can be described as being “under-explored”.

Starting in year 2003, there has been a dramatic revival of prospecting activity in all of British Columbia. The Cassiar district has benefited from renewed enthusiasm and confidence within the mining industry that has resulted from the escalation of metal prices and the recovery of the junior mineral exploration sector. It has been the site of much claim staking and acquisition.

Description of Properties

Ownership Interest

On July 22, 2010, the Company purchased the Judy 1 claim tenure 735182 and the McDame Mountain claim tenure 821402 (collectively the ‘Judy Claims’) located in Northwest British Columbia, Canada from Mr. S.G. Diakow, an independent prospector. The Judy Claims are presently registered to Mr. S.G. Diakow and are held in trust for Dane Exploration Inc. A mineral exploration license is issued for one year. In order to maintain the claims, we must we must perform work on the claims or pay a fee in lieu of work expenditures. As long as the fees are paid, no work has to be performed to maintain the claims in good order. The renewal fees may increase in the future. We do not own any real property interest in the claims or any other property.

The Company plans to explore and potentially develop the Judy Claims. To maintain title in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a value of $3.90 per  hectare during the first three anniversary periods of: (i) July 20, 2011 to July 19, 2012; (ii) July 20, 2012 to July 19, 2013; (iii) July 20, 2013 to July 19, 2014; and then $7.80 per hectare in subsequent anniversary year periods or pay the equivalent sum as cash in lieu of work. Failure to do work or pay the cash in lieu will result in forfeiture of title.

Access

The Judy Claims are located at high elevation in a dissected plateau terrane and for practical purposes are best accessed by 4 wheel drive vehicle or an all terrain vehicle. Highway 37, the old paved Stewart-Cassiar highway which was used to truck asbestos to the Pacific Ocean Port at Stewart, B.C. passes along the southern claim boundary of the Judy Claims. At this juncture an old mining road climbs McDame Mountain to the centre of the Judy Claims block. Over 90% of the claim block is above tree line. The claims can be easily worked by driving to the property and staying at either the village of Cassiar or at Jade City on Highway 37. A local labor force is available at the native village of Good Hope Lake 20 kilometers (12.5 miles) north along Highway 37 from the claim access road.

Climate and Vegetation

The Cassiar Mountains receive moderate precipitation but the bordering areas, Stikine Plateau to the west and Dease Plateau and Liard Plain to the east are relatively dry. Average annual precipitation over a 12-year period at Watson Lake in the Liard Plain, as reported by the Meteorological Division of the Canadian Department of Transport in 1954, was 16.75 inches. Of which 7.70 inches fell as snow (77 inches of snow). In the Cassiar Mountains the average annual precipitation averages approximately between 20 and 30 inches per year.

June, July and August, are the warmest and wettest months during which unsettled weather is experienced and showers are frequent. In early August of 2009 temperatures of 85 degrees Fahrenheit (‘F’) were recorded on eight successive days. The average daily maximum temperature during the summer months, however, is generally between 50º and 70º F.

January and February are the coldest months and temperatures may fall below -60º F. Snowfall is light in Dease River valley west of the Horseranch Range and horses have wintered successfully without cut hay for many years near the north end of the range.

The months of June, July, August and September are most suitable for prospecting although snow may hamper work in the mountains until the middle of June and after mid-September.

Much of the area is below timber-line, about 4,500 feet above sea-level. White spruce and cottonwood are the largest trees and grow mainly in the moist but well-drained stream valleys. Gravel and sand terraces flanking the main streams support a growth of lodgepole pine, trembling aspen, and some birch. Black spruce and larch are abundant in poorly drained areas. Larch is particularly abundant in the valleys of Red, Deadwood and lower Dease Rivers. Dwarf birch, willow, balsam fir, slide alder, and juniper are locally abundant near timber-line. Willow grows along most of the stream courses. Willow, Labrador tea, sedges cotton grass, and peat moss are common in swamps and bogs.

Grassy slopes and meadows are found in many parts of the area and the tree-line is commonly at about 1500 metres (5000 feet).

Figure 1 - Map of Canada

Figure 2 - Satellite of View of Claim Area

Cassiar BC
© 2010 Europa Technologies
US Dept of State Geographer
© 2010 Tele Atlas
© 2010 Google
©2009
Google
58°21'23.64" N
118°34'36.86" W
elev 482 m
Eye alt 4804.95 km

Figure 3 - Map of British Columbia

Figure 4a - Map of British Columbia showing Judy Claims

LOCATION MAP JUDY CLAIMS

Location of Judy Claims

Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria

Legend

Provincial Boundary (1:6M)
- Boundary (International)
- Boundary (Interprovincial)

NTS Grid

Transportation - Lines (1:6M)
- Road - Trunk
- Road - Main
- Rail Line

Water - Lines (1:6M)
- River/Stream - Definite
- Lake - Definite
- Island - Definite
- Coastline - Definite

Major Cities

0 225 450 km.

Map center: 54°20' N, 125°25' W

Scale: 1:13,250,562

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: Red rectangle represents claim area blown up in Figure 4b

Figure 4b - Map of British Columbia Detailing Judy Claims Tenures

TENURES 735182 & 821402

377590
535759
764202
566035
568230
576196
576195
576197
1989
591724
1731
603744
1943
226137
548102
591727
104P.032
575974
1970
606530
226136
735182
1801
581533
619565
2102
2076
606529
1199
605T11
AERIAL CABLEWAY
1618
606908
620126
821402
1782
1576
510768
510766
104P.022
DAM
605112
104P.021
RACETRACK
574861
821382
221628
517075
221901
1600 m
Map center: 59° 18' 24" N, 129° 47' 51" W
Legend
Indian Reserves
National Parks
Conservancy Areas
Parks
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Resolution
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areal Exclusion
Transportation - Points (TRIM)
Heliport
Transportation - Lines (TRIM)
Airfield
Airport
Airstrip
Airport Abandoned
Ferry Route
Road (Gravel Undivided) - 1 Lane
Road (Gravel Undivided) - 2 Lanes
Scale: 1:44,586

This map is a user generated static output from an internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Physiography

The Cassiar Mountains occupy the southwest and southern parts of the McDame map sheet National Topographic Series (NTS) 104 P. This is a rugged region exhibiting many features typical of alpine glaciations and having a maximum relief of about 4,000 feet. The principle rivers flow through the mountains in deep, relatively broad, U-shaped valleys. All streams belong to the Arctic drainage system and flow into Liard River or its tributaries. Structural trends in underlying rocks appear to be a major control for valleys of the southeasterly flowing part of Red River, Wadin Creek, and streams east of Solitary Lake. Elsewhere stream directions and structural trends in underlying bedrock are apparently not related.

Geology of Claims

The ground covered by the Judy claim group appears from maps in H. Gabrielse Memoir 319 to be underlain by Devonian Sylvester Group rocks that are in contact with Cassiar intrusives. The Judy Claims were located by map-staking following the British Columbia Mineral Titles Online process by Mr. S.G. Diakow. They are situated northeast of the Cassiar Batholith. and are located in Ancestral North America terrain in the northwesterly continuation of the Cassiar intrusives. In the vicinity of the Judy Claims there is a Cornucopia occurrence located on Quartzrock Creek about 9 kilometers east of Cassiar. This area is within the Sylvester allochthon, which is composed of Devonian-Triassic volcanic, sedimentary and ultramafic rocks, and these same rocks underlay the Judy Claims. The allochthon is locally bounded by the Cassiar batholilth to the west and overlies Paleozoic platformal rocks to the east.

Mineral Potential of the Judy 1 and McDame Mountain Claim Area

Mr. Diakow has been on the claim properties and reports that the properties have not previously been drilled; and that numerous quartz veins can be observed. These veins have not been sampled and therefore little is known about mineralization associated with the veins.

Regional Geology

Within the Cassiar–area, stratified, consolidated rocks of marine origin range in age from Proterozoic to Mississippian. The assemblage has been folded and faulted, and intruded by Mesozoic granitic rocks. The Intermontane Belt at this latitude is composed of predominantly Mesozoic arc volcanic and arc-derived sedimentary rocks some Tertiary sediments and basalts occur locally.

The Cassiar mining district is geologically varied and complex (Figure 5). It is bordered to the west by a series of small mountain ranges raised plateau’s and large fjord like lakes including some that are over a hundred miles in length. The plateaus are dominated by Mesozoic strata of mixed volcanic and volcanogenic formations. The central sector is a more mature terrain underlain by Devonian and Mississippian meta sediments of the Sylvester Group whereas the Intermontane Belt at this latitude is composed of predominantly Mesozoic arc volcanic and arc-derived sedimentary rocks. Sylvester Group sedimentary rocks of oceanic origin are intruded by the Cassiar Batholith. These intrusive rocks are made up of Quartz monzonite, granodiorite, granite, pegmatites, aplite and porphyritic granite.

The district is structurally complex, with numerous northwesterly-striking fault complexes, some of which are of crustal scale and profound and can be traced far from the area of concern in this report, others are splays that create imbrications or slivers of the various formations.

Several contrasting geological terrains are present in the Cassiar (Liard) mining district. Each has the potential to host important mineral deposits. Gold quartz veins are found where granitic intrusions are in contact with Meta sediments but are mainly significant as probable sources of placer gold. Other possible deposits include molybdenum, asbestos magnesium, and massive sulphide copper–zinc deposits.  The strong fault zones and related structures offer opportunities to locate mineral deposits associated with hydrothermal systems that may have exploited the fractures and other weaknesses.

Figure 5 -  GEOLOGY OF JUDY CLAIMS

REGIONAL GEOLOGY

JUDY CLAIMS
TAILINGS
(ABANDONNED)
MINE
PIT
PIT (ABANDONNED)
RAPIDS
104P.032
104P.022
104P.021
Fort St. John
Terrace
Williams Lake
Vancouver
Victoria
Legend
Indian Reserves
National Parks
Conservancy Areas
Parks
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Transportation - Points (TRIM)
Helipad
Transportation - Lines (TRIM)
Airfield
Airport
Airstrip
Airport Abandoned
Ferry Route
Scale: 1:63,096
0 1100 2200 m.
Map center: 59° 18' 3" N, 129° 47' 15" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be data, accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: Green Sylvester Grp
Magenta Sandpile G
Blue Atan Group
Red Cassiar Intrus

LEGEND FOR GEOLOGY MAP

Red Color
JURASSIC AND/OR CRETACEOUS
Cassiar Intrusions: Quartz monzonite, granodiorite; granite, pegmatite, aplite, porphyritic granite

Green Color
DEVONIAN AND MISSISSIPPIAN
Sylvester Group: greenstone, chert-quartz arenite, chert, argillite, slate, quartzite, greywacke, limestone, conglomerate.

Magenta color
ORDOVICIAN, SILURIAN AND DEVONIAN
Sandpile Group: dolomite, cherty dolomite, dolomite breccias, sandy dolomite, dolomitic sandstone, sandstone, quartzite.

Blue Color
LOWER CAMBRIAN
Limestone, dolomite, slate, argillite; sandy limestone, red and green slate, shale, limestone.

(Source: geology by L.L. Price, 1949 and H. Gabrielse, 1950 – 1954)

REFERENCES

Gabrielse. H., (1964, McDame Map Area, Cassiar District, British Columbia (104P), Geol. Surv. Canada, Memoir 319, 60 p.

Bostock, H. S., (1948), Physiography of the Canadian Cordillera, with special reference to the area north of the fifty-fifth parallel, Geol. Surv. Canada. Memoir 247, 101 p.

Christie. R. L., (1957), Bennett, Cassiar District, British Columbia, Geol. Surv. Canada preliminary series map 19-1957.

Howell, William A.: Bridge, David J., (1995), Assessment Report on Diamond Drilling Performed by International Taurus Resources Inc. on the Cornucopia Claim Group, Liard Mining District. Assessment Report 24222. submitted to Ministry of Energy and Mines

1987 British Columbia Department of Mines Assessment Reports, Assessment Report on Diamond Drilling Performed by International Taurus Resources Inc. on the Cornucopia Claim Group, Liard Mining District. Assessment Report 16777 submitted to Ministry of Energy and Mines.

Overview of Regulatory, Economic and Environmental Issues

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Un-granted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the company's property, that is the Province of British Columbia. In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The company's property is one such acquisition. Accordingly, fee simple title to the company's property resides with the Crown.

Underground metal mines generally involve higher grade ore bodies. Less tonnage is mined underground, and generally the higher grade ore is processed in a mill or other refining facility. This process results in the accumulation of waste by-products from the washing of the ground ore. Mills require associated tailings ponds to capture waste by-products and treat water used in the milling process.

Capital costs for mine, mill and tailings pond construction can easily run into the hundreds of millions of dollars. These costs are factored into the profitability of a mining operation. Metal mining is sensitive to both cost considerations and to the value of the metal produced. Metals prices are set on a world-wide market and are not controlled by the operators of the mine. Changes in currency values or exchange rates can also impact metals prices. Thus changes in metals prices or operating costs can have a huge impact on the economic viability of a mining operation.

Environmental protection and remediation is an increasingly important part of mineral economics. Estimated future costs of reclamation or restoration of mined land are based principally on legal and regulatory requirements. Reclamation of affected areas after mining operations may cost millions of dollars. Often governmental permitting agencies are requiring multi-million dollar bonds from mining companies prior to granting permits, to insure that reclamation takes place. All environmental mitigation tends to decrease profitability of the mining operation, but these expenses are recognized as a cost of doing business by modern mining and exploration companies.

Mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and our operations are presently in compliance with applicable laws and regulations in all material respects. We expect in the future to make expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Every mining activity has an environmental impact. In order for a proposed mining project to be granted the required governmental permits, mining companies are required to present proposed plans for mitigating this impact. In the British Columbia, where our properties are located, no mine can operate without obtaining a number of permits. These permits address the social, economic, and environmental impacts of the operation and include numerous opportunities for public involvement and comment.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Examples of regulatory requirements include:

1.	Water discharge will have to meet water standards;
2.	Dust generation will have to be minimal or otherwise re-mediated;
3.	Dumping of material on the surface will have to be re-contoured and re-vegetated;
4.	An assessment of all material to be left on the surface will need to be environmentally benign;
5.	Ground water will have to be monitored for any potential contaminants;
6.	The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and
7.	There will have to be a report on the impact of the work on the local fauna and flora.

Plan of Exploration

A detailed plan of exploration for our properties can be found further in this Prospectus on page 66 under the section titled “Management’s Discussion and Analysis”.

Glossary of Certain Technical Terms

Many of the following terms and definitions have been taken from Glossary of Geology, Fourth Edition, Julia A. Jackson, editor, American Geological Institute, Alexandria, Virginia, 1997 and are used in the technical descriptions in this registration statement.

Aplite	In petrology, the name given to intrusive rock in which quartz and feldspar are the dominant minerals.

Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Basalt	Basalt is a common extrusive volcanic rock. It is usually grey to black and fine-grained due to rapid cooling.

Base metal	Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Batholith	A body of crystalline plutonic rock, may be homogeneous or compounded from more than one magmatic source: area in outcrop or subcrop in excess of 100 square kms.

Development	Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Devonian	The Devonian is a geologic period and system of the Paleozoic Era spanning from 416 to 359.2 million years ago

Diamond Drill	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dip
The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike. A vein is a mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock. A strike is the direction or bearing from true north of a vein or rock formation measured on a horizontal surface.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Epithermal
Refers to the process of near surface ore deposition by fluids from an intrusive source, see also mesothermal; said of a mineral deposit formed within about 1km of the earth’s surface and in the temperature range 50-200 degrees C. occurring mainly as veins. Also said of that environment.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Fracture
A break in the rock, the opening of which allows mineral bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Geophysical Survey	Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Grade	The average assay of a ton of ore, reflecting metal content.

Granite	A common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline, and mica.

Granodiorite	Granodiorite (rock), medium- to coarse-grained rock that is among the most abundant intrusive igneous rocks.

Host Rock	The rock surrounding an ore deposit.

Intrusive Rocks	A rock formation that intrudes into a host rock. A body of igneous rock is formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Massive sulphide	Massive sulfide ore deposits are a type of metal sulfide ore deposit, mainly Cu-Zn-Pb.

Mesothermal
Refers to a mineral deposit formed at moderate depth hence at “moderate” temperature and pressures. Said of a hydrothermal mineral deposit formed at considerable depth and in the temperature range of 200-300 degrees C. Also said of that environment.

Mesozoic	The Mesozoic Era is a period from about 250 million years ago to about 67 million years ago. It is called the Age of Dinosaurs because most dinosaurs lived in this period.

Mill
A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal, recovery being the percentage of valuable metal in the ore that recovered by metallurgical treatment.

Mine Development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal forms.

Mineral Reserve
The economically mineable part of a measured or indicated mineral resource. Appropriate assessments, often called feasibility studies, have been carried out and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social, and governmental factors. These assessments demonstrate, at the time of, that extraction is reasonably justified. Mineral reserves are sub-divided, in order of increasing confidence, into probable and proven categories. A probable reserve is the economically mineable part of an indicated (and in certain circumstances, measured) resource. A proven reserve is the economically mineable part of a measured resource.

Mineral Resource
A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. An inferred resource designation comes from limited sampling data insufficient for verification of deposit quantity and quality, but it is usually supported by limited geological, geochemical and geophysical data. An indicated resource designation comes from sampling data spaced closely enough to allow certain assumptions of deposit quantity and quality and to clearly establish its mineral content. Finally, a measured resource designation comes from sampling data spaced closely enough to allow confirmation of deposit quantity and quality and to allow a preliminary evaluation of the economic viability of the deposit.

Mineralized	A mineralized body, which has been delineated by appropriate drilling and/or underground

Material Deposit
Sampling to support a sufficient tonnage and average grade of metal(s). Under SEC or standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

Mississippian
The fifth period of the Paleozoic Era beginning about 350 million years ago and ending about 320 million years ago. The Mississippian System (referring to rocks) or Period (referring to the time during which these rocks were deposited) is employed in North America as the lower (or older) subdivision of the Carboniferous, as used in Europe and on other continents.

Pegmatites	A pegmatite is a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size.

Porphyritic Granite	Granite rock with two grain sizes, containing large crystals (phenocrysts) of orthoclase feldspar (reddish) and smaller granite-size grains of quartz.

Proterozoic	The Proterozoic eon is an interval of geologic time of nearly 2 billion years extending from about 2500 million years ago (‘mya’) to about 542 mya.

Quartz Monzonite	Quartz monzonite (or adamellite) is an intrusive igneous rock that has an approximately equal proportion of orthoclase and plagioclase feldspars.

Tertiary Sediments	The Tertiary record of the sediments is essentially restricted to the Paleogene strata (namely, those of Paleocene–late Oligocene age).

Office Premises
Our principal office is located at the home of our CEO. Our contact details are: Address: 3577 - 349 West Georgia Street Vancouver, British Columbia, Canada V6B 3Y4; Telephone 604.241.8972; Fax 604.241.8411; Email: dchristie@daneexploration.com. Our office premises are provided to us at no charge by David Christie, our sole director and officer.

ITEM 3.  LEGAL PROCEEDINGS

There are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We will be applying to FINRA for a stock symbol, but at this time there is no market for the company's common shares and therefore there is no information to report under this section. We anticipate being listed on the Over-The-Counter Bulletin Board market and Pink Sheets trading system in the future.

Shareholders

On January 10, 2012, there was 1 shareholder of record of the 50,000,000 shares outstanding of our common stock.

Subsequent to the year ended September 30, 2011, on January 4, 2012 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500. The shares to be issued in relation to this subscription have been registered with the Securities and Exchange Commission ('SEC') through the Company's filing of a Form S-1, which was deemed effective by the SEC on September 20, 2011.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Section 15(g) of the Securities Exchange Act of 1934

We expect the Company’s shares will be covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's website (www.finra.org), for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	FISCAL 2011	FISCAL 2010
	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(6,948)	n/a
Quarter Two - Three Months to March 31st	(12,632)	Nil
Quarter Three - Three Months to June 30th	(13,644)	(121)
Full Year - Twelve Months to September 30th	(27,860)	(12,633)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil

Cash:
Quarter One - Three Months to December 31st	4,295	n/a
Quarter Two - Three Months to March 31st	195	Nil
Quarter Three - Three Months to June 30th	4,162	4,879
Full Year - Twelve Months to September 30th	197	12,367

Total assets:
Quarter One - Three Months to December 31st	6,145	n/a
Quarter Two - Three Months to March 31st	545	Nil
Quarter Three - Three Months to June 30th	4,512	4,879
Full Year - Twelve Months to September 30th	547	12,367

Total stockholders’ (deficit) equity:
Quarter One - Three Months to December 31st	5,420	n/a
Quarter Two - Three Months to March 31st	(264)	Nil
Quarter Three - Three Months to June 30th	(1,297)	4,879
Full Year - Twelve Months to September 30th	(15,493)	12,367

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Description of Business

Dane Exploration Inc. was incorporated on March 3, 2010, in the state of Nevada and initiated business operations as a mineral exploration company at that time. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included in this Form 10-K have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th. Dane has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties and Dane has begun implementation of its strategic plans through the purchase of mineral exploration claims in Northwest British Columbia, Canada.

Experience of our Chief Executive Officer

Between 1972 to 1974, our CEO Mr. Christie held a Free Miners License issued by the British Columbia and Yukon Chamber of Miners which provided him with the right to prospect in all unclaimed areas throughout British Columbia and the Yukon Territory. His exploration and mining experience includes owning claims and directly working as an on-site prospector on a small gold and silver exploration project. This project was located in and around the Dominion-Sulphur Placer Area, Yukon, Canada and specifically focused on Dominion Creek, Gold Run Creek and Sulphur Creek. The project ran from 1972 to 1974 and the staff complement included Mr. Christie and a business partner. The partners shared responsibility for all duties including: claim staking; filing and acquisition of claims; developing an exploration plan; purchasing supplies and logistics for movement of supplies to work sites; performing exploration work; cooking and camp management; health and safety; preparation of samples for assay; assay administration; and remediation of the work-sites.

Working Capital

If we are successful in selling 10% of the common shares included in our public offering of common shares, we will raise gross proceeds of $50,000 and expect to be able to fund Phases One and Two of our exploration plans and be able to cover administrative expenses for a period of twelve to eighteen months.

Exploration Plan Timetable

Our exploration plan timetable is contingent on the amounts of funds we are able to raise from the public offering of our common shares. At present date, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	10%	March 2012
	25%	March 2012
	50%	March 2012
	75%	March 2012
	100%	March 2012

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	September 2012
	25%	September 2012
	50%	September 2012
	75%	September 2012
	100%	September 2012

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	September 2013
	100%	September 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Funding insufficient to undertake Phase Three
	50%	Limited Diamond Drilling Program completed by September 2014(7)
	75%	Moderate Diamond Drilling Program completed by September 2014(8)
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)  Initial due diligence is expected to be completed by March, 2012.

(2)  In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(3)  The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, although we project we may be able to raise sufficient capital to complete the Due Diligence component of Phase One by March, 2012, we expect that the Initial Field Work component of Phase One will not be completed before late September 2012. If we do not raise sufficient capital by early August 2012 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2013.

(4)  The estimated September 2013 completion date for Phase Two may be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2013.

(5)  Phase Three will only be undertaken if Phases One and Two provide positive indications that further work is warranted.

(6)  The estimated September 2014 completion date for Phase Three may also be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2014. Additionally, we note again that the Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions and this could inhibit any helicopter assisted drilling program and impact our planned timetable.

(7)  The 'Limited Diamond Drilling Program' would consist of approximately $47,325 of funds being invested. This represents approximately 14% of the $350,000 of funds which the 'Full Diamond Drilling Program' is budgeted to require.

(8)  The 'Moderate Diamond Drilling Program' would consist of approximately $92,150 of funds being invested. This represents approximately 26% of the $350,000 of funds which the 'Full Diamond Drilling Program' is budgeted to require.

(9) All exploration costs shown in this table include a 15% service fee to be charged by the exploration site contractor.

Overview of Our Mineral Exploration Business

Mineral exploration is essentially a research activity that does not produce a product. Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies. As such, we intend to acquire properties which we believe have potential to host economic concentrations of minerals. These acquisitions have and may take the form of mining claims on provincial land, or leasing claims, or private property owned by others. An “unpatented” mining claim is an interest that can be acquired to the mineral rights on open lands of the provincially owned public domain. Claims are staked in accordance with the rules and regulations pursuant to laws of British Columbia established by the Ministry of Energy, Mines and Petroleum Resources.

We plan to perform basic geological work to identify specific drill or trenching targets on the properties, and then collect subsurface samples by drilling or trenching to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). We may enter into joint venture agreements with other companies to fund further exploration work. We may include in our plans properties that may have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects may either have some prior exploration history or may have strong similarity to a recognized geologic ore deposit model. Our current geographic focus is on northern British Columbia. The focus of our activity will be to acquire properties that we believe to be undervalued; including those that we believe to hold previously unrecognized mineral potential.

The Judy 1 and McDame Mountain claim properties have not yet been visited by our President and Sole Director. This fact potentially compromises the Company's assessment of the potential value of the claims and the Company's ability to properly assess all factors which may impact our exploration plans.

Market, Customers and Distribution Methods

Large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals. The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Mineral Exploration Industry and Licensing

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders. Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties. We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies.

The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of exploration and mining legislation and/or regulation introduced from time to time by the government of the Province of British Columbia, the government of Canada and the governments of other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

The British Columbia Ministry of Energy, Mines and  Petroleum Resources ('BC Mines') is responsible for exploration permitting and the Canadian Federal Government becomes involved at a later stage when the project is further developed and meets standards which requires Federal environmental permit approvals. Phase Two of our proposed exploration program will require approval of an application to BC Mines which is expected to take approximately six weeks. During this six week period BC Mines will also refer the permit application to aboriginal stakeholders, which in this case is the Dease River Band, for a period of 15 days.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable precious or base metal properties or interests, and we cannot give any assurance that suitable precious or base metal properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Developments subsequent to September 30, 2011 year end

Subsequent to the year ended September 30, 2011, on January 4, 2012 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500. The shares to be issued in relation to this subscription have been registered with the Securities and Exchange Commission ('SEC') through the Company's filing of a Form S-1, which was deemed effective by the SEC on September 20, 2011.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the year ended September 30, 2011, for the period March 3, 2010 (date of inception) to September 30, 2010, and the Period March 3, 2010 (date of inception) to September 30, 2011 (the 'Exploration Stage').

A summary is as follows:

	September 30, 2011	March 3, 2010 (date of inception) to September 30, 2010	Exploration Stage
Revenue	$-	$-	$-
Expenses	$27,860	$12,633	$40,493
Net Loss	$(27,860)	$(12,633)	$(40,493)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-  Exploration costs
-  Professional & consultant fees
-  Administrative expenses
-  Impairment of mineral properties

Exploration costs
Exploration costs for the year ended September 30, 2011 totaled $1,311 compared to $nil for the period ended September 30, 2010. Expenses for the Exploration Stage totaled $1,311. During fiscal 2011, these expenses were primarily comprised of property maintenance charges. We predict what the level of these costs will increase substantially during fiscal 2012.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. During the year ended September 30, 2011 these fees totaled $20,838 compared with $5,000 for the period ended September 30, 2010. For the Exploration Stage, these costs totaled $25,838. We anticipate Professional & consultant fees may increase moderately during the fiscal 2012.

Administrative Expenses
Administrative expenses were $5,711 for the year ended September 30, 2011 compared with $133 during the period ended September 30, 2010. For the Exploration Stage, administrative expenses totaled $5,844. These expenses are composed of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately during the upcoming fiscal year.

Mineral Properties Impairment
As required by generally accepted accounting principles, at year end date of September 30, 2011 the Company undertook a review of the Company’s exploration projects and affirmed an impairment charge of $7,500 which had been recorded during the period ended September 30, 2010 against mineral property purchases. Mineral properties impairment charges were $nil for the year ended September 30, 2011 and totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred a net loss of $(27,860) for the year ended September 30, 2011, compared with a net loss of $(12,633) for the period ended September 30, 2010. For the Exploration Stage, the Net Loss totaled $(40,493).

Liquidity and Capital Resources

Our financial position as at September 30, 2011 and September 30, 2010 was as follows:

Net Working Capital

	As of September 30, 2011	As of September 30, 2010

Current Assets	$547	$12,367
Current Liabilities	16,040	-
Net Working Capital (Deficit)	$(15,493)	$12,367

Since the date of our incorporation, we have raised $25,000 though the subscription of common shares by our president and $5,725 through shareholder advances from our president. Subsequent to the year ended September 30, 2011 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500.

As of September 30, 2011 we had cash on hand of $197 and a prepaid expenses balance of $350. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through our public offering of common shares.

Our net working capital (deficit) decreased from $12,367 at September 30, 2010 to $(15,493) at September 30, 2011 as a result of the costs of our annual audit and general operating expenditures.

Cash Flows

	As of September 30, 2011	As of September 30, 2010

Net cash provided (used) by Operating Activities	$(17,895)	$(5,133)
Net cash provided (used) by Investing Activities	-	(7,500)
Net cash provided (used) in Financing Activities	5,725	25,000
Increase (Decrease) in Cash during the Period	(12,170)	12,367
Cash, Beginning of Period	12,367	-
Cash, End of Period	$197	$12,367

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The Company has no material contractual obligations outstanding.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Employees

As of September 30, 2011, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

Critical Accounting Policies

Dane’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Dane views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Dane’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Dane Exploration Inc.
(an Exploration Stage Company)

We have audited the accompanying balance sheets of Dane Exploration Inc. (an Exploration Stage Company) (the Company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended September 30, 2011, the period March 3, 2010 (date of inception) to September 30, 2010, and the period March 3, 2010 (date of inception) to September 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dane Exploration Inc. (an Exploration Stage Company) as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended September 30, 2011, the period March 3, 2010 (date of inception) to September 30, 2010, and the period March 3, 2010 (date of inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA's, Inc.
Murray, Utah
January 10, 2012

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS
Cash	$197	$12,367
Prepaid expenses	350
Total current assets	547	12,367

Total assets	$547	$12,367

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$10,315	$—
Shareholder advances (Note 5)	5,725	—
Total current liabilities	16,040	—

Total liabilities	$16,040	$—

COMMITMENTS AND CONTINGENCIES
(Note 6)	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Common shares, 250,000,000 shares with par value $0.001 authorized; 50,000,000 shares issued and outstanding at September 30, 2011 and September 30, 2010 (Note 7)	50,000	50,000
Paid-in Capital (Note 7)	(25,000)	(25,000)
Accumulated deficit in the exploration stage	(40,493)	(12,633)
Total stockholders’ (deficit) equity	(15,493)	12,367

Total liabilities and stockholders’ (deficit) equity	$547	$12,367

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations

	Year ended September 30, 2011		March 3, 2010 (inception) to September 30, 2010		March 3, 2010 (inception) to September 30, 2011

EXPENSES:
Exploration costs		$1,311		$—	$1,311
Professional & consultant fees		20,838		5,000	25,838
Administrative expenses		5,711		133	5,844
Impairment of mineral properties		—		7,500	7,500
Total expenses		$27,860		$12,633	$40,493

Net (loss) from Operations		(27,860)		(12,633)	(40,493)

Net (loss)		$(27,860)		$(12,633)	$(40,493)

Loss per common share	$	Nil	$	Nil

Weighted average shares Outstanding		50,000,000		18,160,377

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statement of Stockholders’ (Deficit) Equity
From March 3, 2010 (Inception) to September 30, 2011

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ (Deficit) Equity

Balance at March 3, 2010 (inception)	—	—	—	—	—
Common shares issued for cash at $0.0005 July 16, 2010	50,000,000	$50,000	$(25,000)	$—	$25,000
Net loss for year ended September 30, 2010	—	$—	$—	$(12,633)	$(12,633)
Balance, September 30, 2010	50,000,000	$50,000	$(25,000)	$(12,633)	$12,367
Net loss for year ended September 30, 2011	—	$—	$—	$(27,860)	$(27,860)
Balance, September 30, 2011	50,000,000	$50,000	$(25,000)	$(40,493)	$(15,493)

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year ended September 30, 2011	March 3, 2010 (inception) to September 30, 2010	March 3, 2010 (inception) to September 30, 2011

Cash flows from operating activities:
Net loss for the period	$(27,860)	$(12,633)	$(40,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	7,500	7,500
Net change in operating assets and liabilities:
Prepaid expenses	(350)	—	(350)
Accounts payable	10,315	—	10,315
Net cash (used) by operating activities	(17,895)	(5,133)	(23,028)

Cash flows from investing activities:
Purchase of Mineral Property Claim	—	(7,500)	(7,500)
Net cash (used) by investing activities	—	(7,500)	(7,500)

Cash flows from financing activities:
Common stock issued for cash	—	25,000	25,000
Shareholder advances	5,725	—	5,725
Net cash provided by financing activities	5,725	25,000	30,725

Net increase (decrease) in cash	(12,170)	12,367	12,367

Cash, beginning of period	12,367	—	—

Cash, end of period	197	$12,367	$197

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Operations

Organization and Description of Business

Dane Exploration, Inc. (“Dane”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on March 3, 2010. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included herein have been prepared by Dane Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has begun implementation of its strategic plans and has purchased mineral exploration claims in Northwest British Columbia, Canada.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding Dane’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Earnings or (Loss) per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends.

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity securities equivalents such as warrants.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options; nor has it made any awards of stock, or stock equivalents.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

Estimated Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and shareholder advances. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

Valuation of Long-Lived Assets

The Company will periodically analyze its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

Start-up Costs

The Company expenses the cost of start-up activities, including organizational costs, as those costs are incurred.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2011 and 2010, none of which are expected to have a material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end September 30, 2011 the Company's assets with carrying value are located in the United States.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at September 30, 2011, or September 30, 2010.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the period from March 3, 2010 (inception) to September 30, 2011 of $(40,493) and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended September 30, 2011, we addressed this going concern issue by raising cash of $5,725 through non-interest bearing advances from our president and through the successful filing of a Form S-1, which will allow the Company to offer shares to the public. The continuation of the Company is dependent upon the success of its offering of shares to the public and continuing financial support of stockholders of the Company. As of September 30, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – Acquisition of Mineral Properties and Impairments on  Mineral Properties

On July 22, 2010, the Company purchased the Judy Mineral Claims located in Northwest British Columbia, Canada from an independent prospector, for cash of $7,500. As of September 30, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss of $7,500 against the mineral property asset.

NOTE 5 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2011, related party transactions included an advance from our president of $5,725 to the Company. This advance is non-interest bearing and payable on demand.

NOTE 6 – Commitments and Contingencies

Both the Judy 1 claim Tenure 735182 and the McDame Mountain claim Tenure 821402 have expiry dates of July 19, 2012, in order to maintain titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a value of $3.90 per hectare during fiscal years 2012 to 2014 and $7.80 per hectare in subsequent years or pay the equivalent sum as cash in lieu of work. Failure to do work or pay the cash in lieu will result in forfeiture of title. These costs translate to $1,943 for fiscal year 2012; $2,449 per year for fiscal years 2013 to 2014; and $4,898 subsequently.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 7 – Common Stock

On July 16, 2010 the Company issued 50,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.0005 per share for total proceeds of $25,000. Because the transaction price of the founder’s shares was below par value of $0.001, a discount to Paid in Capital of $(25,000) has been recorded.

NOTE 8 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had no net income and therefore has not paid nor has any income taxes owing.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(12,633)	2030	$4,422	$(4,422)	$—
2011	$(27,860)	2031	$9,751	$(9,751)	$—
	$(40,493)		$14,173	$(14,173)	$—

The total valuation allowance for the year ended September 30, 2011 is $(14,173) which increased by $(9,751) for the year ended September 30, 2011.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 9 – Subsequent Event

Subsequent to the year ended September 30, 2011, on January 4, 2012 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500. The shares to be issued in relation to this subscription have been registered with the Securities and Exchange Commission ('SEC') through the Company's filing of a Form S-1, which was deemed effective by the SEC on September 20, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are ineffective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of September 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2011, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
During the last quarter of the Company’s fiscal year ended September 30, 2011, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Addition of staff
It is our determination that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter in the future after sufficient resources have been raised.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2011, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
David Christie	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary and Treasurer	65	March 3, 2010

Business Experience
The following is a brief account of the education and business experience during at least the past five years of each of our sole director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Christie - President & CEO, CFO, PAO, Secretary and Treasurer, Board Chair and Director

David Christie founded Dane Explorations Inc. in March 2010 and holds the positions of President and CEO, CFO, PAO, Secretary and Treasurer, and Director and Board Chair.

David Christie was born in British Columbia, Canada where he currently resides. In 1978 he earned a Bachelor of Commerce degree from the University of British Columbia and after graduation started and successfully ran an international close-out merchandise import and wholesale business until 1994. During this period and to current date, he has also been an active investor in the stock market and follows market events closely. In 1994, Mr. Christie entered mortgage brokering field by joining Reliable Mortgage Corporation where he qualified to be licensed as a mortgage broker and worked there until 1998. In 1998, he moved to mortgage broker Rala Investments Inc, and has been registered with that firm as a mortgage broker through to the present date. From May 1995 to present date, Mr. Christie has also held the position of Manager at KYC Management Inc, a financial consulting firm. Mr. Christie expects to be able to spend up to 10 hours per week on the development of Dane Exploration Inc. at no cost to the Company.

Between 1972 to 1974, Mr. Christie held a Free Miners License issued by the British Columbia and Yukon Chamber of Mines which provided him the right to prospect in all unclaimed areas throughout British Columbia and the Yukon Territory. His exploration and mining experience includes owning claims and directly working as an on-site prospector on a small gold and silver exploration project. This project was located in and around the Dominion-Sulphur Placer Area, Yukon, Canada and specifically focused on

Dominion Creek, Gold Run Creek and Sulphur Creek. The project ran from 1972 to 1974 and the staff complement included Mr. Christie and a business partner. The partners shared responsibility for all duties including: claim staking; filing and acquisition of claims; developing an exploration plan; purchasing supplies and logistics for movement of supplies to work sites; performing exploration work; cooking and camp management; health and safety; preparation of samples for assay; assay administration; and remediation of the work-sites.

Mr. Christie believes the combination of his entrepreneurial, operational and financial skills will be of value to Dane Exploration as the Company implements its plans for mineral exploration and development.

Family Relationships

Because we have only a sole officer and director, there are no family relationships between any director or executive officer.

Significant Employees

David Christie is the sole employee of the Company at present date. Other duties required by the Company are fulfilled by contracted service providers.

Involvement in Certain Legal Proceedings

Mr. Christie has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

The duties of an audit committee were assigned to the full board via a resolution executed March 4, 2010. Due to limited resources and the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate an expert for the Audit Committee.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Commission. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d), and certain written representations from our sole executive officer and director, we are unaware of any required reports that were not timely filed, including compliance with the requirements of the Sarbanes-Oxley Act.

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by, our President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer and director; and which will apply to, and be signed by, all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Dane Exploration Inc., 3577 - 349 West Georgia Street, Vancouver, British Columbia, Canada V6B 3Y4 attn: Code of Ethics Request.

Director Compensation

During the year ended September 30, 2011, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the salaries and director fees we have paid to our current executive officer(s) in our most recent fiscal year ended September 30, 2011 and since inception. The particulars of this table cover compensation paid by our company to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2011 and September 30, 2010; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the years ended September 30, 2011 and September 30, 2010, who we will collectively refer to as our named executive officer(s) are set out in the following summary compensation table:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2010	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Notes:
(1)	SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)	LTIP’s are “Long-Term Incentive Plans”. We have to date not created any LTIPs.
(3)	There are no compensatory plans or arrangements with respect to our executive officer(s) resulting from his resignation, retirement or other termination of employment or from a change of control.

No compensation is anticipated to be paid within the next twelve months to any officer or director of the Company.

Stock Option Grants

Dane does not currently have an option plan in place and has not granted any stock options to the executive officer since inception of the Company on March 3, 2010 to the date of this Form 10-K.

Employment Agreements

There are currently no employment agreements and none are anticipated to be entered into within the next twelve months. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our sole officer and director and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

Compensation Committee

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

Significant Employees

Dane has no significant employees other than the officer and director described above, whose time and efforts are being provided to Dane without compensation.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percent of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under SEC rules, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock and all such persons as a group. Each person has sole voting and investment power with respect to the shares shown. All shares are owned directly by Mr. Christie.

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	David Christie 3577 - 349 West Georgia Street Vancouver, British Columbia, Canada V6B 3Y4	50,000,000	100.0%

Common Stock	All Included Persons as a Group	50,000,000	100.0%

Notes:
(1)The denominator for this calculation is based on the 50,000,000 issued and outstanding shares of the Company as of January 10, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The beneficial owner of the common stock listed above, based on information furnished by him, has sole investment and voting power with respect to such shares, subject to community property laws where applicable. David Christie, the sole officer and director of Dane was issued 50,000,000 common shares on July 16, 2010 for consideration of $25,000, which represents 100% of the current outstanding stock. We note that on January 4, 2012, the Company received a subscription for 625,000 common shares from a non-related investor, but as of the date of this Form 10-K shares related to this subscription had not yet been issued. These shares represent 1.2% of the total issued and outstanding shares at current date.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2011 there were no related party transactions which exceeded $60,000 in value.

Certain Business Relationships

None to report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2011 – $5,000 – Madsen & Associates CPAs Inc.
2010 – $5,000 – Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 – $Nil – Madsen & Associates CPAs Inc.
2010 – $Nil – Madsen & Associates CPAs Inc.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Judy Claims Purchase Agreement(1)
14.1	Code of Ethics(1)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Filed as an exhibit to a registration statement on Form S-1 filed February 25, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DANE EXPLORATION INC.

/s/ David Christie
David Christie
President and Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, Secretary and
Treasurer, Sole Director and Board Chair

Dated: January 10, 2012

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Christie
David Christie
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer,
Sole Director and Board Chair

Dated: January 10, 2012