Form 10-Q
period 2011-12-31
DANE EXPLORATION INC.
filed 2012-02-14
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer had 50,000,000 shares of common stock issued and outstanding as of February 13, 2012.

DANE EXPLORATION INC.
(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	December 31, 2011 (unaudited)	September 30, 2011 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$57	$197
Prepaid expenses	350	350
Total current assets	407	547
Total assets	$407	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$11,306	$10,315
Shareholder advances (Note 5)	5,725	5,725
Total current liabilities	17,031	16,040
Total liabilities	17,031	16,040

COMMITMENTS AND CONTINGENCIES
(Note 6)	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY

Stockholders’ Equity (Note 7):
Common shares, 250,000,000 shares with par value $0.001 authorized; 50,000,000 shares issued and outstanding at December 31, 2011 and September 30, 2011 (Note 7)	$50,000	$50,000
Paid-in Capital	(25,000)	(25,000)
Accumulated deficit in the exploration stage	(41,624)	(40,493)
Total stockholders’ (deficit) equity	(16,624)	(15,493)

Total liabilities and stockholders’ (deficit) equity	$407	$547

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended December 31, 2011		Three months ended December 31, 2010		March 3, 2010 (inception) through December 31, 2011

EXPENSES:
Exploration expenses		$703		$572	$2,014
Professional and consultant fees		—		5,000	25,838
Administrative expenses		428		1,375	6,272
Mineral properties impairment		—		—	7,500
Total expenses		1,131		6,947	41,624

Net (Loss)		$(1,131)		$(6,947)	$(41,624)

Loss per common share, basic and diluted	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		50,000,000		50,000,000

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010	March 3, 2010 (inception) through December 31, 2011

Cash flows from operating activities:
Net loss for the period	$(1,131)	$(6,947)	$(41,624)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	—	(1,850)	(350)
Accounts payable	991	—	11,306
Net cash (used) by operating activities	(140)	(8,797)	(23,168)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash provided (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	—	—	25,000
Cash proceeds from shareholder advances	—	725	5,725
Net cash provided by financing activities	—	725	30,725

Net increase (decrease) in cash	(140)	(8,072)	57

Cash, beginning of period	197	12,367	—

Cash, end of period	$57	$4,295	$57

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of December 31, 2011 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

It is suggested that these financial statements be read in conjunction with the September 30, 2011 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Amounts shown for September 30, 2011 are based upon the audited financial statements of that date.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Dane Resources Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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
(Unaudited)

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

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options; nor equity security equivalents such as warrants.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2012 and 2011, none of which are expected to have a material effect on the financial statements of the Company.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three month period ended December 31, 2011 of $(1,131); has accumulated losses of $(41,624) since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Subsequent to the quarter ended December 31, 2011, we addressed this going concern issue by raising cash of $12,500 through an investor subscription to a public offering of our common shares, which was registered for public distribution through filing of a Form S-1 which was made Effective by the Securities and Exchange Commission on September 20, 2011. The continuation of the Company is dependent upon the success of its continued offering of shares to the public and the continuing financial support of stockholders of the Company. As of December 31, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2011, related party transactions included an advance from our president of $5,725 to the Company. This advance is non-interest bearing and payable on demand. There have been no related party transactions during the three month period ended December 31, 2011.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

NOTE 6 – Commitments and Contingencies

In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a value of $3.94 per hectare during fiscal years 2012 to 2014 and $7.89 per hectare in subsequent years or pay the equivalent sum as cash in lieu of work. Failure to do work or pay the cash in lieu will result in forfeiture of title. These costs translate to $278 for the balance of fiscal year 2012; $2,474 per year for fiscal years 2013 to 2014; and $4,955 subsequently.

The Judy 1 claim Tenure 735182 and the McDame Mountain claim Tenure 821402 each now have an expiry date of August 19, 2012. Subsequent to the end of the period ended December 31, 2011, these new claim tenure dates were established through the payment of $2,280 to the Government of British Columbia for fees in lieu of exploration work performed. These payments were made by the Company's agent and the amount expended is recorded as an account payable. This payment extended both claim tenure expiry dates from January 19, 2012 to August 19, 2012.

NOTE 7 – Common Stock

On July 16, 2010 the Company issued 50,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.0005 per share for total proceeds of $25,000. Because the transaction price of the founder’s shares was below par value of $0.001, a discount to Paid in Capital of $(25,000) has been recorded.

NOTE 8 – Subsequent Event

Subsequent to the quarter ended December 31, 2011, on January 4, 2012 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500. The shares to be issued in relation to this subscription have been registered with the Securities and Exchange Commission ('SEC') through the Company's filing of a Form S-1, which was deemed effective by the SEC on September 20, 2011.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Overview

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

Our fiscal year end is September 30th.

Recent Developments

Project Funding

On January 4, 2012 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500. This is the first subscription of our share offering and we expect to receive further subscriptions in the near future.

Exploration properties description and location

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

Ownership Interest

On July 22, 2010, the Company purchased the Judy 1 claim tenure 735182 and the McDame Mountain claim tenure 821402 (collectively the ‘Judy Claims’) located in Northwest British Columbia, Canada from an independent prospector. The Judy Claims are presently registered to the independent prospector and are held in trust for Dane Exploration Inc.

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

Figure 1 - Map of Canada

Figure 2 - Satellite of View of Claim Area

Cassiar BC
© 2010 Europa Technologies
US Dept of State Geographer
© 2010 Tele Atlas
© 2010 Google
58°21'23.64" N 118°34'36.86" W elev 482 m
2009 Google
Eye alt 4804.95 km

Figure 3 - Map of British Columbia

Figure 4a - Map of British Columbia showing Judy Claims

LOCATION MAP JUDY CLAIMS

Location of Judy Claims

Fort St. John
Terrace
Williams Lake
Vancouver
Trail
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

Notes: Red rectangle represents claim area blown up in Figure 4b

Figure 4b - Map of British Columbia Detailing Judy Claims Tenures

TENURES 735182 & 821402

735182
821402
Legend
Indian Reserves
National Parks
Conservancy Areas
Parks
Mineral Tenure (current)
Mineral Reserves (current)
Survey Parcels
BCGS Grid
Contours (1:250K)
Transportation - Points (TRIM)
Transportation - Lines (TRIM)
Scale: 1:44,586
1600 m.
Map center: 59° 18' 24" N, 129° 47' 8" W

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

Figure 5 -  GEOLOGY OF JUDY CLAIMS

REGIONAL GEOLOGY

JUDY CLAIMS
TAILINGS
TAILINGS
(ABANDONED)
(ABANDONED)
104P.031
104P.032
104P.021
104P.022
MINE
PIT
PIT (ABANDONED)
RAPIDS
0
1100
2200 m.
Map center: 59° 18' 3" N, 129° 47' 15" W

Fort St. John
Terrace
Quesnel
Williams Lake
Victoria

Legend

- Indian Reserves
- National Parks
- Conservancy Areas
- Parks
- Mineral Reserves (current)
- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- BCGS Grid
- Contours (1:250K)
- Contour - Index
- Contour - Intermediate
- Area of Exclusion
- Area of Indefinite Contours
- Transportation - Points (TRIM)
- Helipad
- Transportation - Lines (TRIM)
- Airfield
- Airport
- Airstrip
- Airport Abandoned
- Ferry Route
- Road (Gravel Undivided) - 1 Lane
- Road (Gravel Undivided) - 2 Lanes
- Road (Gravel Undivided) - U/C - 1 Lane
- Road (Gravel Undivided) - U/C - 2 Lanes
- Road (Paved Divided) - Not Elevated - 1 Lane Each Way
- Road (Paved Divided) - Not Elevated -

Scale: 1:63,096

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

Geophysical Survey	Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Grade	The average assay of a ton of ore, reflecting metal content.

Granite	A common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline, and mica,

Granodiorite	Granodiorite (rock), medium- to coarse-grained rock that is among the most abundant intrusive igneous rocks.

Host Rock	The rock surrounding an ore deposit.

Intrusive Rocks	A rock formation that intrudes into a host rock. A body of igneous rock is formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Massive sulphide	Massive sulfide ore deposits are a type of metal sulfide ore deposit, mainly Cu-Zn-Pb.

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

Exploration Plans

The following table below sets forth the uses of proceeds assuming the sale of 10%, 25%, 50%, 75% and 100% of the public offering of common shares, currently underway by Dane.

	Offering Results based on Shares Sales of:
	10%	25%	50%	75%	100%
Number of Shares Sold:	2,500,000	6,250,000	12,500,000	18,750,000	25,000,000

OFFERING GROSS PROCEEDS:	$50,000	$125,000	$250,000	$375,000	$500,000
Less:
OFFERING EXPENSES:	$1,683	$1,683	$1,858	$2,033	$2,708
Less:
PHASE ONE(6)
- Due Diligence
- Preliminary Geological due diligence Including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	$500	$500	$500	$500	$500
- Travel expenses	500	500	500	500	500
- Geologist fees	600	600	600	600	600
- Initial Field Work
- Mobilization to Cassiar district, including travel expenses(1)	$1,500	$1,500	$1,500	$1,500	$1,500
- Equipment & provisions	700	700	700	700	700
- Assays, including freight costs	1,600	1,600	1,600	1,600	1,600
- Wages(2)	4,000	4,000	4,000	4,000	4,000
- Reports based on data collected will be assembled including generating a map with the location and sample values from the claim area. A second map will show the detailed geology that was observed while mapping claim area	600	600	600	600	600
- Allowance for additional expenses	1,500	1,500	1,500	1,500	1,500
Exploration Phase One sub-total	$11,500	$11,500	$11,500	$11,500	$11,500
(continued)

	Offering Results based on Shares Sales of:
	10%	25%	50%	75%	100%
Number of Shares Sold:	2,500,000	6,250,000	12,500,000	18,750,000	25,000,000

Less:
PHASE TWO(6)
- Initial Drilling & Trenching
- Mobilization to Cassiar district, including travel	$1,500	$2,500	$2,500	$2,500	$2,500
- Equipment & provisions(3)	700	4,900	4,900	4,900	4,900
- Drill and backhoe rentals, based on a small Kabota type tracked backhoe and use of ATV’s to access target zones	7,500	7,600	10,100	10,100	10,100
- Assays, including freight costs	1,000	1,000	1,500	2,000	2,000
- Wages(4)	4,800	11,500	14,000	14,000	14,000
- Reports to analyze results of chip samples produced from trenching	500	500	500	500	500
- Allowance for additional expenses	1,500	2,000	2,000	2,000	2,000
Exploration Phase Two sub-total	$17,500	$30,000	$35,500	$36,000	$36,000

Less:
PHASE THREE(6)
- Extensive Drilling & Trenching This phase will be undertaken only if Phase One and Phase Two provide positive indications that further work is warranted
- Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones(5)	$Nil	$50,000	$147,325	$242,150	$350,000
Exploration Phase Three sub-total	$Nil	$50,000	$147,325	$242,150	$350,000

Less:
ADMINISTRATION EXPENSES
- Office expenses, tel. & Internet	$1,467	$1,467	$1,467	$1,467	$1,467
- Accounting & auditor fees	7,500	7,500	12,500	22,500	22,500
- Legal fees	5,000	5,000	5,000	7,500	7,500
Administration expenses sub-total	$13,967	$13,967	$18,967	$31,467	$31,467

SUMMARY:
TOTALS EXPENSES:	$(44,650)	$(107,150)	$(215,150)	$(323,150)	$(431,675)
Carryforward - Gross Proceeds:	50,000	125,000	250,000	375,000	500,000
Residual Working Capital:	$5,350	$17,850	$34,850	$51,850	$68,325

The above figures represent only estimated costs and potential investors must be aware that there is no guarantee or assurance that the Company will be successful in raising any of the estimated proceeds

NOTES:

(1)   Travel expenses: We expect to employ local experienced geological technicians are from the nearby Good Hope Lake native community and thus no room and board costs will be incurred other than that for the senior party chief.

(2)   Initial field work wages: We project our geochemical survey team will consist of two men and cost $800 /day. A sampler will collect soil samples use a GPS instrument to mark sample locations on the part of the claims that are covered with overburden and a prospector /geologist will map and survey where rock outcrops collecting samples for analysis recording faults contacts and structural features (folding, strike and dip), also using a Global Positioning instrument.

(3)   Equipment & provisions: At the higher tiers of available funds, a man portable rock drill would be used to make blast holes.

(4)   Initial drilling and trenching wages: An exploration team consisting of three men will return to the anomalous areas generated from the Phase One program and do follow up work on identified targets. Best target (highest values in gold, silver, copper, or other minerals) will be worked first and the party will continue to examine all targets generated depending on available budget. This work would entail hand  trenching  with pick and shovel in areas that were soil sample targets and using a scaling bar, pick and dynamite for areas of rock outcropping. Chip samples across mineralized zones would be collected. The wages for this phase would be in the $1100/day range and local labor would be recruited.

(5)   Extensive drilling and trenching:
(a)       the sale of 25% of the shares in our offering, which would provide a net Phase Three exploration budget of approximately $50,000, will be sufficient to conduct further geophysics surveys, but would not be sufficient for a limited drilling program;

(b)       the sale of 50% of the shares in our offering, which would provide a net Phase Three exploration budget of approximately $147,325, would provide for a moderate drilling program based on use of a man portable drill;

(c)       the sale of 75% to 100% of the shares in our offering, which would provide a net Phase Three exploration budget of approximately $242,150 to $350,000, would provide for an full extensive drilling program. Under this scenario, an extensive program would be conducted based on estimated drilling costs in the Cassiar area, which are$60 to $70 per foot of drilling. All-in costs, based on using a light weight helicopter portable drill rig, are estimated in the range of $60,000 to $70,000 per 1,000 feet of drilling.

(6)    All exploration costs shown in this table include a 15% service fee to be charged by the exploration site contractor.

Exploration Plan Timetable

Our exploration plan timetable is contingent on the amounts of funds we are able to raise from the public offering of our common shares. At present date, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	10%	April 2012
	25%	April 2012
	50%	April 2012
	75%	April 2012
	100%	April 2012

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	September 2012
	25%	September 2012
	50%	September 2012
	75%	September 2012
	100%	September 2012

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	September 2013
	100%	September 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Limited Diamond Drilling Program completed by September 2014(7)
	50%	Moderate Diamond Drilling Program completed by September 2014(8)
	75%	Full Diamond Drilling Program completed by September 2014
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)  Initial due diligence is expected to be completed by April, 2012.

(2)  In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(3)  The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, although we project we may be able to raise sufficient capital to complete the Due Diligence component of Phase One by April, 2012, we expect that the Initial Field Work component of Phase One will not be completed before late September 2012. If we do not raise sufficient capital by early August 2012 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2013.

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

(7)  The 'Limited Diamond Drilling Program' would consist of approximately $50,000 of funds being invested. This represents approximately 14% of the $350,000 of funds which the 'Full Diamond Drilling Program' is budgeted to require.

(8)  The 'Moderate Diamond Drilling Program' would consist of approximately $147,325 of funds being invested. This represents approximately 42% of the $350,000 of funds which the 'Full Diamond Drilling Program' is budgeted to require.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable precious or base metal properties or interests, and we cannot give any assurance that suitable precious or base metal properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;
●	relying on the strength of our management’s contacts; and
●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three month periods ended December 31, 2011; December 31, 2010; and for the period March 3, 2010 (date of inception) to December 31, 2011 (the 'Exploration Stage').

A summary is as follows:

	December 31, 2011	December 31, 2010	Exploration Stage
Revenue	$-	$-	$-
Expenses	$1,131	$6,947	$41,624
Net Loss	$(1,131)	$(6,947)	$(41,624)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

- Exploration costs
- Professional & consultant fees
- Administrative expenses
- Impairment of mineral properties

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three month periods ended December 31, 2011 and December 31, 2010 totaled $703 compared to $572, respectively. Expenses for the Exploration Stage totaled $2,014. During the current period, these expenses were comprised of property maintenance charges. We predict what the level of these costs will increase substantially during fiscal the current fiscal year.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three month periods ended December 31, 2011 and December 31, 2010 professional and consultant fees totaled $nil compared to $5,000, respectively. Expenses for the Exploration Stage totaled $25,838. We anticipate Professional & consultant fees may increase moderately during fiscal 2012.

Administrative Expenses
Administrative expenses are comprised of fees paid to file our reports to the SEC's Edgar system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and all office expenses. Administrative expenses for the three month periods ended December 31, 2011 and December 31, 2010 totaled $428 compared to $1,375, respectively. Administration expenses for the Exploration Stage totaled $6,272.
We anticipate Administrative Expenses will increase moderately during the upcoming fiscal year.

Mineral Properties Impairment
As required by generally accepted accounting principles, as of September 30, 2010, the Company undertook a review of the Company’s exploration projects and affirmed an impairment charge of $7,500 which has been recorded during the year ended September 30, 2010. Mineral properties impairment charges were $nil for the three months ended December 31, 2011 and 2010, and totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred a net loss of $(1,131) for the three months ended December 31, 2011 compared with a net loss of $(6,947) for the three months ended December 31, 2010. For the Exploration Stage, the accumulated Net Loss totaled $(41,624).

Liquidity and Capital Resources

Our financial position as at December 31, 2011 and September 30, 2011 was as follows:

Net Working Capital

	As of December 31, 2011	As of September 30, 2011

Current Assets	$407	$547
Current Liabilities	17,031	16,040
Net Working Capital (Deficit)	$(16,624)	$(15,493)

As of December 31, 2011 we had cash on hand of $57 and a prepaid expenses balance of $350. Our net working capital (deficit) increased from $(15,493) at September 30, 2011 to $(16,624) at December 31, 2011 as a result of ongoing administration expenses. Since the date of our incorporation, we have raised $25,000 though the subscription of common shares by our president and $5,725 through shareholder advances from our president. We estimate we will need to attempt to raise additional funds during the coming twelve months and project we will be able to raise these funds through our public offering of common shares.

Subsequent to the three month period ended December 31, 2011 a share subscription agreement and accompanying payment were received by the Company for an investor purchase of 625,000 common shares at a price of $0.02 per share for total consideration of $12,500.

Cash Flows

	Three months ended December 31, 2011	Three months ended December 31, 2010

Net cash provided (used) by Operating Activities	$(140)	$(8,797)
Net cash provided (used) by Investing Activities	-	-
Net cash provided (used) in Financing Activities	-	725
Increase (Decrease) in Cash during the Period	(140)	(8,072)
Cash, Beginning of Period	197	12,367
Cash, End of Period	$57	$4,295

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but may also include transactions in Canadian Dollars and other currencies. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

An assessment by management was conducted on December 31, 2011 of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the COSO criteria, management concluded the Company's internal control over financial reporting was not effective as of December 31, 2011, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:  (i) The Company does not segregate certain administrative duties. One or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding an internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and (ii) the Company's accounting software does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Based on these assessments, the Company has identified certain material weaknesses in its system of internal control over financial reporting. However, it believes it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended September 30, 2011, no material changes were made to the Company’s internal control over financial reporting

Internal Control Remediation Plans

We believe additional staff will be required to properly separate the financial administration duties of the Company. However, we do not have the necessary funds to fulfill this task at this time and will be addressing this matter once sufficient resources are available.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

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

The Judy 1 claim Tenure 735182 and the McDame Mountain claim tenure 821402 each had original expiry dates of July 19, 2011. A mineral exploration license is issued for one year and July 19th is designated as their annual renewal date. In order to maintain the claims, we must we must perform work on the claims or pay a fee in lieu of work expenditures. Each claim has been extended to expiry dates of August 19, 2012 through the payment of fees in lieu of work. As long as the fees are paid, no work has to be performed to maintain the claims in good order. The renewal fees may increase in the future. In order to maintain title in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a value of $3.94 per hectare during the first three anniversary periods of: (i) July 20, 2011 to July 19, 2012; (ii) July 20, 2012 to July 19, 2013; (iii) July 20, 2013 to July 19, 2014; and then $7.89 per hectare in subsequent anniversary year periods or pay the equivalent sum as cash in lieu of work. Failure to do work or pay the cash in lieu will result in forfeiture of title. Failure on our part to make the required expenditures or payments in lieu of work would result in the loss of our claims and would have a material adverse effect on the financial condition of our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2011, we had cash in the amount of $57; a prepaid expense balance of $350; and a working capital deficit of $(16,624). We incurred a net loss of $(1,131) for the three months ended December 31, 2011 and have incurred losses since inception of $(41,624). If we are not successful in selling any of the common shares included in our offering of common shares to the public, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion, which was filed with our September 30, 2011 10-K. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Dane has limited financial resources at present. As of December 31, 2011 we had cash on hand of $57 plus a prepaid expense balance of $350. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to become quoted on the OTCBB; advertise and promote the Company; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Judy Claims Purchase Agreement(1)
14.1	Code of Ethics(1)
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)   Filed as an exhibit to a registration statement on Form S-1 filed February 25, 2011 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANE EXPLORATION INC.

/s/ David Christie
David Christie
President & CEO, CFO, PAO,
Secretary and Treasurer,
Director, and Board Chair

Dated: February 13, 2012