Form 10-Q
period 2012-03-31
DANE EXPLORATION INC.
filed 2012-04-20
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

The issuer had 50,000,000 shares of common stock issued and outstanding as of April 20, 2012.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at March 31, 2012 (unaudited) and September 30, 2011 (audited)	1

Unaudited Statements of Operations for the three and six month periods ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period of March 3, 2010 through March 31, 2012	2

Unaudited Statements of Cash Flows for the six month periods ended March 31, 2012 and March 31, 2011 and the Exploration Stage Period of March 3, 2010 through March 31, 2012	3

Notes to Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information	34

Item 1. Legal Proceedings	34

Item 1a. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. [Removed and reserved]	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	44

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	September 30, 2011 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$11,709	$197
Prepaid expenses	582	350
Total current assets	12,291	547
Total assets	$12,291	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$2,000	$10,315
Shareholder advances (Note 5)	7,705	5,725
Total current liabilities	9,705	16,040
Total liabilities	9,705	16,040

COMMITMENTS AND CONTINGENCIES
(Note 6)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 7):
Common shares, 250,000,000 shares with par value $0.001 authorized; 50,000,000 shares issued and outstanding at March 31, 2012 and September 30, 2011 (Note 7)	$50,000	$50,000
Paid-in Capital	(25,000)	(25,000)
Shares subscribed but unissued (Note 8)	36,500	—
Accumulated deficit in the exploration stage	(58,914)	(40,493)
Total stockholders’ equity (deficit)	2,586	(15,493)

Total liabilities and stockholders’ equity (deficit)	$12,291	$547

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended March 31, 2012		Three months ended March 31, 2011		Six months ended March 31, 2012		Six months ended March 31, 2011		March 3, 2010 (inception) through March 31, 2012

EXPENSES:
Exploration expenses		$1,577		$—		$2,280		$572	$3,591
Professional and consultant fees		12,233		4,000		12,233		9,000	38,071
Administrative expenses		3,480		1,684		3,908		3,059	9,752
Mineral properties impairment		—		—		—		—	7,500
Total expenses		17,290		5,684		18,421		12,631	58,914

Net (Loss)		$(17,290)		$(5,684)		$(18,421)		$(12,631)	$(58,914)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		50,000,000		50,000,000		50,000,000		50,000,000

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2012	Six months ended March 31, 2011	March 3, 2010 (inception) through March 31, 2012

Cash flows from operating activities:
Net loss for the period	$(18,421)	$(12,631)	$(58,914)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(232)	(350)	(582)
Accounts payable	(8,315)	84	2,000
Net cash (used) by operating activities	(26,968)	(12,897)	(49,996)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	—	—	25,000
Cash proceeds from shares subscribed but unissued	36,500	—	36,500
Cash proceeds from shareholder advances	1,980	725	7,705
Net cash provided by financing activities	38,480	725	69,205

Net increase (decrease) in cash	11,512	(12,172)	11,709

Cash, beginning of period	197	12,367	—

Cash, end of period	$11,709	$195	$11,709

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc.  (the “Company”)  in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of March 31, 2012 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the six month period ended March 31, 2012 of $(18,421); has accumulated losses of $(58,914) since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the success of its continued offering of shares to the public and the continuing financial support of stockholders of the Company. As of March 31, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – Acquisition of Mineral Properties and Impairments on Mineral Properties

On July 22, 2010, the Company purchased the Judy Mineral Claims located in Northwest British Columbia, Canada from an independent prospector, for cash of $7,500. As of September 30, 2010, the Company had indicators that the cost of this investment may not be recoverable. Accordingly, it conducted a cash flows analysis and based on that analysis determined the investment was impaired..Accordingly, the Company recorded an impairment loss of $7,500

NOTE 5 – Related Party Transactions & Shareholder Advances

During the three month period ended March 31, 2012, our president advanced the Company $1,980 ($7,705 has been advanced since inception). The shareholder advances are non-interest bearing and payable on demand.

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

The Judy 1 claim Tenure 735182 and the McDame Mountain claim Tenure 821402 each now have an expiry date of August 19, 2012. During the period ended March 31, 2012, these new claim tenure dates were established through the payment of $2,280 to the Government of British Columbia for fees in lieu of exploration work performed. These payments were made by the Company's agent and reimbursed to him by the Company.

NOTE 7 – Common Stock

On July 16, 2010 the Company issued 50,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.0005 per share for total proceeds of $25,000. Because the transaction price of the founder’s shares was below par value of $0.001, a discount to Paid in Capital of $(25,000) has been recorded.

NOTE 8 – Shares Subscribed but Unissued

During the three month period ended March 31, 2012, the Company received 12 share subscriptions from non-related parties for a total of 1,825,000 common shares at a price of $0.02 per share, for total consideration of $36,500.

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

Our fiscal year end is September 30th.

Recent Developments

Successful Offering Results

During the current quarter we have been successful in raising $36,500 through 12 share subscriptions. The shares which will be issued in relation to this offering have been registered with the Securities and Exchange Commission ('SEC') through the filing of a Form S-1 which was deemed effective on September 20, 2011. This Registration on Form S-1 had an effective period of six months and expired on March 20, 2012 and it is now our intention to file a Post-Effective Amendment with the SEC in the near future to request an extension of this offering.

Exploration properties description and location

Summary Description and Location

The Judy Claims are located 2 km (1.5 miles) northeast of Cassiar, British Columbia, Canada and lie at high elevation on McDame Mountain. The area has a long history of mineral exploration. The geological setting is a structurally complex area of Sylvester allochthon and Cassiar batholith granitic intrusions and appears favorable for the discovery of epithermal gold and silver deposits. The tenures comprise an area of 627.96 hectares (1551.68 acres) (see figures 4 and 5) and are road accessible at elevations from approximately 1100 meters (3600 feet) to more than 1500 meters (5000 feet). (Please see Glossary of Certain Technical Termson page 23 for definitions of geological terms used herein).

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

Mineral Resource
A deposit or concentration of natural, solid, inorganic or fossilized organic substance insuch quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. An inferred resource designation comes from limited sampling data insufficient for verification of deposit quantity and quality, but it is usually supported by limited geological, geochemical and geophysical data. An indicated resource designation comes from sampling data spaced closely enough to allow certain assumptions of deposit quantity and quality and to clearly establish its mineral content. Finally, a measured resource designation comes from sampling data spaced closely enough to allow confirmation of deposit quantity and quality and to allow a preliminary evaluation of the economic viability of the deposit.

Mineralized	A mineralized body, which has been delineated by appropriate drilling and/or underground.

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

Exploration Plans

The following table below sets forth the uses of proceeds assuming the further sale of 10%, 25%, 50%, 75% and 100% of the public offering of common shares, currently underway by Dane.

	Offering Results based on Further Shares Sales of:
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

	Offering Results based on Further Shares Sales of:
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

(1)   Travel expenses: We expect to employ local experienced geological technicians that are from the nearby Good Hope Lake native community and thus no room and board costs will be incurred other than that for the senior party chief.

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

Exploration Plan Timetable

Our exploration plan timetable is contingent on the amounts of funds we are able to raise from the public offering of our common shares. At present date, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	10%	June 2012
	25%	June 2012
	50%	June 2012
	75%	June 2012
	100%	June 2012

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	September 2012
	25%	September 2012
	50%	September 2012
	75%	September 2012
	100%	September 2012

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	September 2013
	100%	September 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Limited Diamond Drilling Program completed by September 2014(7)
	50%	Moderate Diamond Drilling Program completed by September 2014(8)
	75%	Full Diamond Drilling Program completed by September 2014
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)  Initial due diligence is expected to be completed by June 15, 2012.

(2)  In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(3)  The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, although we project we may be able to raise sufficient capital to complete the Due Diligence component of Phase One by June, 2012, we expect that the Initial Field Work component of Phase One will not be completed before late September 2012. If we do not raise sufficient capital by early August 2012 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2013.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three and six month periods ended March 31, 2012; March 31, 2011; and for the period March 3, 2010 (date of inception) to March 31, 2012 (the 'Exploration Stage').

A summary is as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Exploration Stage
Revenue	$-	$-	$-	$-	$-
Expenses	$17,290	$5,684	$18,421	$12,631	$58,914
Net Loss	$(17,290)	$(5,684)	$(18,421)	$(12,631)	$(58,914)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-  Exploration costs
-  Professional & consultant fees
-  Administrative expenses
-  Mineral properties impairment

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three and six month periods ended March 31, 2012 and March 31, 2011 totaled $1,577 and 2,280 compared to $nil and $572, respectively. Expenses for the Exploration Stage totaled $3,591. During the current period, these expenses were comprised of property maintenance charges. We predict what the level of these costs will increase substantially during fiscal the current fiscal year.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three and six month periods ended March 31, 2012 and March 31, 2011 professional and consultant fees totaled $12,233 and $12,233 compared to $4,000 and $9,000, respectively. Expenses for the Exploration Stage totaled $38,071. We anticipate Professional & consultant fees may increase moderately during fiscal 2012.

Administrative Expenses
Administrative expenses are comprised of fees paid to file our reports to the SEC's Edgar system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and all office expenses. Administrative expenses for the three and six month periods ended March 31, 2012 and March 31, 2011 totaled $3,480 and $3,908 compared to $1,684 and $3,059, respectively. Administration expenses for the Exploration Stage totaled $9,752. We anticipate Administrative Expenses will increase moderately during the upcoming fiscal year.

Mineral Properties Impairment
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss..Mineral properties impairment charges were $nil for the three and six months ended March 31, 2012 and 2010, and totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred net losses of $(17,290) and $(18,421) for the three and six months ended March 31, 2012 compared with respective net losses of $(5,684) and $(12,631) for the three and six months ended March 31, 2011. For the Exploration Stage, the accumulated Net Loss totaled $(58,914).

Liquidity and Capital Resources

Our financial position as at March 31, 2012 and September 30, 2011 was as follows:

Net Working Capital

	As of March 31, 2012	As of September 30, 2011

Current Assets	$12,291	$547
Current Liabilities	9,705	16,040
Net Working Capital (Deficit)	$2,586	$(15,493)

As of March 31, 2012 we had cash on hand of $11,709 and a prepaid expenses balance of $582. Our net working capital (deficit) increased from $(15,493) at September 30, 2011 to $2,586 at March 31, 2012 as a result of our successful share sales. Since the date of our incorporation, we have raised $61,500 through the subscription of common shares and $7,705 through shareholder advances from our president. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through our public offering of common shares.

Cash Flows

	Six months ended March 31, 2012	Six months ended March 31, 2011

Net cash provided (used) by Operating Activities	$(26,968)	$(12,897)
Net cash provided (used) by Investing Activities	-	-
Net cash provided (used) in Financing Activities	38,480	725
Increase (Decrease) in Cash during the Period	11,512	(12,172)
Cash, Beginning of Period	197	12,367
Cash, End of Period	$11,709	$195

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

An assessment by management was conducted on March 31, 2012 of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the COSO criteria, management concluded the Company's internal control over financial reporting was not effective as of March 31, 2012, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2012, no material changes were made to the Company’s internal control over financial reporting

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

We have been in the business of exploring mineral resource properties since March 3, 2010 and we have not yet located any mineral reserves. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At March 31, 2012, we had cash in the amount of $11,709; a prepaid expense balance of $582; and a working capital of $2,586. We incurred net losses of $(17,290) and $(18,421) for the three and six month periods ended March 31, 2012, respectively and have incurred losses since inception of $(58,914). If we are not successful in selling any of the common shares included in our offering of common shares to the public, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

Dane has limited financial resources at present. As of March 31, 2012 we had cash on hand of $11,709 plus a prepaid expense balance of $582. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to become quoted on the OTCBB; advertise and promote the Company; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

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

Dated: April 20, 2012