Form 10-Q/A
period 2012-03-31
DANE EXPLORATION INC.
filed 2012-08-20
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q /A

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

The issuer had 51,825,000 shares of common stock issued and outstanding as of August 20 , 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	September 30, 2011 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$11,709	$197
Prepaid expenses	582	350
Total current assets	12,291	547
Total assets	$12,291	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$2,000	$10,315
Shareholder advances (Note 5)	7,705	5,725
Total current liabilities	9,705	16,040
Total liabilities	9,705	16,040

COMMITMENTS AND CONTINGENCIES
(Note 6)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ Equity (Deficit) (Note 7):
Common shares, 250,000,000 shares with par value $0.001 authorized; 51,825,000 shares issued and outstanding at March 31, 2012 and September 30, 2011 (Note 7)	$51,825	$50,000
Paid-in Capital	9,675	(25,000)
Accumulated deficit in the exploration stage	(58,914)	(40,493)
Total stockholders’ equity (deficit)	2,586	(15,493)

Total liabilities and stockholders’ equity (deficit)	$12,291	$547

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended March 31, 2012		Three months ended March 31, 2011		Six months ended March 31, 2012		Six months ended March 31, 2011		March 3, 2010 (inception) through March 31, 2012

EXPENSES:
Exploration expenses		$1,577		$—		$2,280		$572	$3,591
Professional and consultant fees		12,233		4,000		12,233		9,000	38,071
Administrative expenses		3,480		1,684		3,908		3,059	9,752
Mineral properties impairment		—		—		—		—	7,500
Total expenses		17,290		5,684		18,421		12,631	58,914

Net (Loss)		$(17,290)		$(5,684)		$(18,421)		$(12,631)	$(58,914)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		50,260,714		50,000,000		50,129,645		50,000,000

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2012	Six months ended March 31, 2011	March 3, 2010 (inception) through March 31, 2012

Cash flows from operating activities:
Net loss for the period	$(18,421)	$(12,631)	$(58,914)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(232)	(350)	(582)
Accounts payable	(8,315)	84	2,000
Net cash (used) by operating activities	(26,968)	(12,897)	(49,996)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	36,500	—	61,500
Cash proceeds from shareholder advances	1,980	725	7,705
Net cash provided by financing activities	38,480	725	69,205

Net increase (decrease) in cash	11,512	(12,172)	11,709

Cash, beginning of period	197	12,367	—

Cash, end of period	$11,709	$195	$11,709

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

During the three month period ended March 31, 2012, the Company issued 1,825,000 common shares related to a public offering of its common shares. These shares were sold at a price of $0.02 per share, for total consideration of $36,500 and were deemed issued at the March 18, 2012, termination date of the offering.

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

Our fiscal year end is September 30th.

Recent Developments

Successful Offering Results

During the current quarter we have been successful in raising $36,500 through subscriptions to our first public offering of shares. The 1,825,000 shares issued in relation to this offering have been registered with the Securities and Exchange Commission ('SEC') through the filing of a Form S-1 which became Effective on September 20, 2011 and expired on March 18, 2012. The Company has now filed a new Form S-1 Registration Statement and is awaiting approval from the SEC regarding this new offering, which will extend our strategic funding initiative.

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

Exploration Plans

The following table below sets forth the uses of proceeds assuming the sale of 10%, 25%, 50%, 75% and 100% from a second public offering of common shares, approval of which is now pending from the SEC.

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

Exploration Plan Timetable

Our exploration plan timetable is contingent on the amounts of funds we are able to raise from a second public offering of our common shares, if approved by the SEC . At present date, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	10%	August 2012
	25%	August 2012
	50%	August 2012
	75%	August 2012
	100%	August 2012

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	September 2012
	25%	September 2012
	50%	September 2012
	75%	September 2012
	100%	September 2012

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	September 2013
	100%	September 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Limited Diamond Drilling Program completed by September 2014(7)
	50%	Moderate Diamond Drilling Program completed by September 2014(8)
	75%	Full Diamond Drilling Program completed by September 2014
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)  Initial due diligence is expected to be completed by August 31 , 2012.

(2)  In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(3)  The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, although we project we may be able to raise sufficient capital to complete the Due Diligence component of Phase One by August 31 , 2012, we expect that the Initial Field Work component of Phase One will not be completed before late September 2012. If we do not raise sufficient capital by  late August 2012 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2013.

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

Mineral Properties Impairment
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil for the three and six months ended March 31, 2012 and 2011 , and totaled $7,500 for the Exploration Stage.

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

As of March 31, 2012 we had cash on hand of $11,709 and a prepaid expenses balance of $582. Our net working capital increased from a working capital deficit of $(15,493) at September 30, 2011 to a positive working capital balance $2,586 at March 31, 2012 as a result of our successful share sales. Since the date of our incorporation, we have raised $61,500 through the subscription of common shares and $7,705 through shareholder advances from our president. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through the next public offering of common shares.

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

Risks Associated With Our Planned Second Public Offering of Common Stock:

Irrespective of the increased ownership of Dane which may result from successful sales of shares from our planned second public offering of common shares, our CEO and Sole Director will in all cases retain voting control of the Company due to his majority ownership position and this may negatively impact the interests of other shareholders.

If the maximum number of shares being offered in our planned second public share offering are successfully sold to investors, our sole director and officer's ownership share of Dane will decrease to only 65% of total common shares of the Company which are issued and outstanding. This fact provides our sole director and officer with effective continuing voting control of our Company and this may negatively impact other investors if our sole director and officer does not act in their interests, or administer the Company effectively, because other shareholders will not be able to successfully vote to remove our sole director and officer from his positions with the Company.

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

The market price for our common stock will vary from the second public offering price of our common shares after trading commences. This could result in substantial losses for investors. Market price fluctuations may occur in response to a number of factors, some of which are beyond our control. Significant among these are that because we arbitrarily set the selling price of the securities being offered at $0.02 per share, once a market develops for our securities, fluctuations may result if we did not accurately set this price.

No public market for our common stock currently exists and an active trading market may not develop or be sustained following our public offering of common shares.

There is currently no public market for our common stock. We cannot be certain that an active trading market for our common stock will develop or be sustained following our public offering of common shares. Further, we cannot be certain that the market price of our common stock will not decline below the second public offering price. The  second public offering price was determined by us based upon several factors and may not be indicative of future market prices for our common stock.

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

Dane has limited financial resources at present. As of March 31, 2012 we had cash on hand of $11,709 plus a prepaid expense balance of $582. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to: explore for minerals; become quoted on the OTCBB; advertise and promote the Company; travel to develop new business and customer relationships; and retain and/or compensate geologists and other professional advisors.

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

Dated: August 20 , 2012