Form 10-Q
period 2012-06-30
DANE EXPLORATION INC.
filed 2012-08-20
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

The issuer had 51,825,000 shares of common stock issued and outstanding as of August 17, 2012.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at June 30, 2012 (unaudited) and September 30, 2011 (audited)	1

Unaudited Statements of Operations for the three and nine month periods ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period of March 3, 2010 through June 30, 2012	2

Unaudited Statements of Cash Flows for the nine month periods ended June 30, 2012 and June 30, 2011 and the Exploration Stage Period of March 3, 2010 through June 30, 2012	3

Notes to Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information	34

Item 1. Legal Proceedings	34

Item 1a. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. [Removed and reserved]	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	44

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	June 30, 2012 (unaudited)	September 30, 2011 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$3,698	$197
Prepaid expenses	2,492	350
Total current assets	6,190	547
Total assets	$6,190	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$1,215	$10,315
Shareholder advances (Note 5)	7,705	5,725
Total current liabilities	8,920	16,040
Total liabilities	8,920	16,040

COMMITMENTS AND CONTINGENCIES
(Note 6)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ Equity (Deficit) (Note 7):
Common shares, 250,000,000 shares with par value $0.001 authorized; 51,825,000 shares issued and outstanding at June 30, 2012 and September 30, 2011 (Note 7)	$51,825	$50,000
Paid-in Capital	9,675	(25,000)
Accumulated deficit in the exploration stage	(64,230)	(40,493)
Total stockholders’ equity (deficit)	(2,730)	(15,493)

Total liabilities and stockholders’ equity (deficit)	$6,190	$547

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended June 30, 2012		Three months ended June 30, 2011		Nine months ended June 30, 2012		Nine months ended June 30, 2011		March 3, 2010(inception) through June 30, 2012

EXPENSES:
Exploration expenses		$—		$—		$2,280		$572	$3,591
Professional and consultant fees		2,125		100		14,358		9,100	40,196
Administrative expenses		3,191		933		7,099		3,992	12,943
Mineral properties impairment		—		—		—		—	7,500
Total expenses		5,316		1,033		23,737		13,664	64,230

Net (Loss)		$(5,316)		$(1,033)		$(23,737)		$(13,664)	$(64,230)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		51,825,000		50,000,000		50,692,701		50,000,000

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2012	Nine months ended June 30, 2011	March 3, 2010 (inception) through June 30, 2012

Cash flows from operating activities:
Net loss for the period	$(23,737)	$(13,664)	$(64,230)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(2,142)	(350)	(2,492)
Accounts payable	(9,100)	84	1,215
Net cash (used) by operating activities	(34,979)	(13,930)	(58,007)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	36,500	—	61,500
Cash proceeds from shareholder advances	1,980	5,725	7,705
Net cash provided by financing activities	38,480	5,725	69,205

Net increase (decrease) in cash	3,501	(8,205)	3,698

Cash, beginning of period	197	12,367	—

Cash, end of period	$3,698	$4,162	$3,698

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of June 30, 2012 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine month period ended June 30, 2012 of $(23,737); has accumulated losses of $(64,230) since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the success of its continued offering of shares to the public and the continuing financial support of stockholders of the Company. As of June 30, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the nine month period ended June 30, 2012, our president advanced the Company $1,980 ($7,705 has been advanced since inception). The shareholder advances are non-interest bearing and payable on demand.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

NOTE 6 – Commitments and Contingencies

In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a prescribed value per hectare per year during each yearly period mandated by the British Columbia Mineral Titles Branch (each such period covering July 1 to June 30 of the following year). Effective July 1, 2012, there was an increase in the fees charged by British Columbia Mineral Branch. The currently mandated work assessment rates are: (i) $5.00 per hectare per year for the periods of July 1, 2012 to June 30, 2013 and July 1, 2013 to June 30, 2014; (ii) $10.00 per hectare per year for the periods of July 1, 2014 to June 30, 2015 and July 1, 2015 to June 30, 2016; (iii) $15.00 per hectare per year for the periods of July 1, 2016 to June 30, 2017 and July 1, 2017 to June 30, 2018; and (iv) $20.00 per hectare per year for each subsequent yearly period. If acceptable work is not performed, the Company must pay the equivalent sum as cash in lieu of work at double the work assessment rate. Failure to do work or pay the cash in lieu will result in forfeiture of title. If work is performed, these costs translate to $nil for the balance of fiscal year 2012; $354 fiscal year 2013; $3,925 for fiscal year 2014; $6,280 for fiscal year 2015; $7,065 for fiscal year 2016; $9,419 for fiscal year 2017; $10,204 for fiscal year 2018; and $12,559 for each subsequent fiscal year. Alternatively, if payments instead of work are used to maintain the claims, these costs translate to $nil for the balance of fiscal year 2012; $4,650 fiscal year 2013; $7,850 for fiscal year 2014; $12,559 for fiscal year 2015; $14,129 for fiscal year 2016; $18,839 for fiscal year 2017; $18,839 for fiscal year 2018; and $25,118 for each subsequent fiscal year.

The Judy 1 claim Tenure 735182 and the McDame Mountain claim Tenure 821402 each now have an expiry date of December 19, 2012. During the nine month period ended June 30, 2012, new claim tenure dates were established through the payment of $2,280 to the Government of British Columbia Mineral Titles Branch for fees in lieu of exploration work performed; and subsequent to the end of the period ended June 30, 2012 a further payment in lieu of work performed of $3,200 was made. These payments were made by the Company's agent and reimbursed to him by the Company.

NOTE 7 – Common Stock

On July 16, 2010 the Company issued 50,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.0005 per share for total proceeds of $25,000. Because the transaction price of the founder’s shares was below par value of $0.001, a discount to Paid in Capital of $(25,000) has been recorded.

On March 18, 2012, the Company issued a total of 1,825,000 common shares related to its first public offering of shares. These fully registered shares were sold to non-related parties at a price of $0.02 per share for total consideration of $36,500.

NOTE 8 – Subsequent Event

Subsequent to the period ended June 30, 2012, the Company made a further payment of fees in lieu of work of $3,200 to the British Columbia Mineral Titles Branch which had the effect of extending the Judy Claims in good standing to December 19, 2012.

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

Overview

Dane Exploration Inc. was incorporated on March 3, 2010, in the state of Nevada and initiated business operations as a mineral exploration company at that time. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included in this Form 10-K have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th. Dane has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties and Dane has begun implementation of its strategic plans through the purchase of mineral exploration claims in Northwest British Columbia, Canada.(Hereinafter Dane Exploration Inc. may herein be referred to: “Dane Exploration”, “Dane”, “We”, “Us”, the “Registrant”, or the “Company”).

The Company’s common stock is not yet traded publicly. It is our intention to have Dane's common stock quoted on the OTC Bulletin Board (OTCBB) market and on the Pink Sheets trading system. Currently, there is no trading symbol assigned and there can be no assurance that we will ever be granted a trading symbol on the OTCBB, the Pink Sheets, or any other quotation system or exchange.

Recent Developments

Fund Raising
During the nine months ended June 30, 2012, we have been successful in raising $36,500 through a public offering of our common shares. The shares issued in relation to this offering have been registered with the Securities and Exchange Commission ('SEC') through the filing of a Form S-1 which was deemed effective on September 20, 2011 and expired on March 18, 2012. The Company has now filed a new Form S-1 Registration Statement and is awaiting approval from the SEC regarding a second public offering, which will extend our strategic funding initiative.

Exploration properties description and location

Summary Description and Location

The Judy Claims are located 2 km (1.5 miles) northeast of Cassiar, British Columbia, Canada and lie at high elevation on McDame Mountain. The area has a long history of mineral exploration. The geological setting is a structurally complex area of Sylvester allochthon and Cassiar batholith granitic intrusions and appears favorable for the discovery of epithermal gold and silver deposits. The tenures comprise an area of 627.96 hectares (1551.68 acres) (see figures 4 and 5) and are road accessible at elevations from approximately 1100 meters (3600 feet) to more than 1500 meters (5000 feet). (Please see Glossary of Certain Technical Terms on page 21 for definitions of geological terms used herein).

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

Aplite	In petrology, the name given to intrusive rock in which quartz and feldspar are the dominant minerals.

Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Basalt	Basalt is a common extrusive volcanic rock. It is usually grey to black and fine-grained due to rapid cooling.

Base metal	Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Batholith	A body of crystalline plutonic rock, may be homogeneous or compounded from more than one magmatic source: area in outcrop or subcrop in excess of 100 square kms.

Development	Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Devonian	The Devonian is a geologic period and system of the Paleozoic Era spanning from 416 to 359.2 million years ago

Diamond	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.
Drill

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

Geophysical Survey	Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Grade	The average assay of a ton of ore, reflecting metal content.

Granite	A common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline, and mica,

Granodiorite	Granodiorite (rock), medium- to coarse-grained rock that is among the most abundant intrusive igneous rocks.

Host Rock	The rock surrounding an ore deposit.

Intrusive	A rock formation that intrudes into a host rock. A body of igneous rock is formed by the
Rocks	consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Limestone	A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Massive	Massive sulfide ore deposits are a type of metal sulfide ore deposit, mainly Cu-Zn-Pb.
sulphide

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

Exploration Plan Timetable

Our exploration plan timetable is contingent on the amounts of funds we are able to raise from a second public offering of our common shares, if approved by the SEC. At present date, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	10%	August 2012
	25%	August 2012
	50%	August 2012
	75%	August 2012
	100%	August 2012

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	September 2012
	25%	September 2012
	50%	September 2012
	75%	September 2012
	100%	September 2012

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	September 2013
	100%	September 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Limited Diamond Drilling Program completed by September 2014(7)
	50%	Moderate Diamond Drilling Program completed by September 2014(8)
	75%	Full Diamond Drilling Program completed by September 2014
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)	Initial due diligence is expected to be completed by August 31, 2012.

(2)
In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(3)
The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, although we project we may be able to raise sufficient capital to complete the Due Diligence component of Phase One by August 31, 2012, we expect that the Initial Field Work component of Phase One will not be completed before late September 2012. If we do not raise sufficient capital by late August 2012 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2013.

(4)
The estimated September 2013 completion date for Phase Two may be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2013.

(5)	Phase Three will only be undertaken if Phases One and Two provide positive indications that further work is warranted

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three and nine month periods ended June 30, 2012; June 30, 2011; and for the period March 3, 2010 (date of inception) to June 30, 2012 (the 'Exploration Stage').

A summary is as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine months Ended June 30, 2012	Nine months Ended June 30, 2011	Exploration Stage
Revenue	$-	$-	$-	$-	$-
Expenses	$5,316	$1,033	$23,737	$13,664	$64,230
Net Loss	$(5,316)	$(1,033)	$(23,737)	$(13,664)	$(64,230)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-  Exploration costs
-  Professional & consultant fees
-  Administrative expenses
-  Mineral properties impairment

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three and nine month periods ended June 30, 2012 and June 30, 2011 totaled $nil and $2,280 compared to $nil and $572, respectively. Expenses for the Exploration Stage totaled $3,591. During the current period, these expenses were comprised of property maintenance charges. We predict what the level of these costs will increase substantially during fiscal the current fiscal year.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three and nine month periods ended June 30, 2012 and June 30, 2011 professional and consultant fees totaled $2,125 and $14,358 compared to $100 and $9,100, respectively. Expenses for the Exploration Stage totaled $40,196. We anticipate Professional & consultant fees may increase moderately during the balance of fiscal 2012.

Administrative Expenses
Administrative expenses are comprised of fees paid to file our reports to the SEC's Edgar system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and all office expenses. Administrative expenses for the three and nine month periods ended June 30, 2012 and June 30, 2011 totaled $3,191 and $7,099 compared to $933 and $3,992, respectively. Administration expenses for the Exploration Stage totaled $12,943. We anticipate Administrative Expenses will remain at current levels during the balance of the current fiscal year.

Mineral Properties Impairment
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil for the three and nine months ended June 30, 2012 versus $nil and $nil for the same periods in 2011. Mineral property impairment charges totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred net losses of $(5,316) and $(23,737) for the three and nine months ended June 30, 2012 compared with respective net losses of $(1,033) and $(13,664) for the three and nine months ended June 30, 2011. For the Exploration Stage, the accumulated Net Loss totaled $(64,230).

Liquidity and Capital Resources

Our financial position as at June 30, 2012 and September 30, 2011 was as follows:

Net Working Capital

	As of June 30, 2012	As of September 30, 2011

Current Assets	$6,190	$547
Current Liabilities	8,920	16,040
Net Working Capital (Deficit)	$(2,730)	$(15,493)

As of June 30, 2012 we had cash on hand of $3,698 and a prepaid expenses balance of $2,492. Our net working capital increased from a working capital deficit of $(15,493) at September 30, 2011 to a working capital deficit of $(2,730) at June 30, 2012 as a result of our successful first public offering of shares. Since the date of our incorporation, we have raised $61,500 through the subscription of common shares and $7,705 through shareholder advances from our president. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through our next public offering of common shares.

Cash Flows
	Nine months ended June 30, 2012	Nine months ended June 30, 2011

Net cash provided (used) by Operating Activities	$(34,979)	$(13,930)
Net cash provided (used) by Investing Activities	-	-
Net cash provided (used) in Financing Activities	38,480	5,725
Increase (Decrease) in Cash during the Period	3,501	(8,205)
Cash, Beginning of Period	197	12,367
Cash, End of Period	$3,698	$4,162

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

An assessment by management was conducted on June 30, 2012 of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the COSO criteria, management concluded the Company's internal control over financial reporting was not effective as of June 30, 2012, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2012, no material changes were made to the Company’s internal control over financial reporting

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

Each claim has been extended to expiry dates of December 19, 2012 through the payment of fees in lieu of work. In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a prescribed value per hectare per year during each yearly period mandated by the British Columbia Mineral Titles Branch (each such period covering July 1 to June 30 of the following year). Effective July 1, 2012, there was an increase in the fees charged by British Columbia Mineral Branch. The currently mandated work assessment rates are: (i) $5.00 per hectare per year for the periods of July 1, 2012 to June 30, 2013 and July 1, 2013 to June 30, 2014; (ii) $10.00 per hectare per year for the periods of July 1, 2014 to June 30, 2015 and July 1, 2015 to June 30, 2016; (iii) $15.00 per hectare per year for the periods of July 1, 2016 to June 30, 2017 and July 1, 2017 to June 30, 2018; and (iv) $20.00 per hectare per year for each subsequent yearly period. If acceptable work is not performed, the Company must pay the equivalent sum as cash in lieu of work at double the work assessment rate. Failure to do work or pay the cash in lieu will result in forfeiture of title. If work is performed, these costs translate to $nil for the balance of fiscal year 2012; $354 fiscal year 2013; $3,925 for fiscal year 2014; $6,280 for fiscal year 2015; $7,065 for fiscal year 2016; $9,419 for fiscal year 2017; $10,204 for fiscal year 2018; and $12,559 for each subsequent fiscal year. Alternatively, if payments instead of work are used to maintain the claims, these costs translate to $nil for the balance of fiscal year 2012; $4,650 fiscal year 2013; $7,850 for fiscal year 2014; $12,559 for fiscal year 2015; $14,129 for fiscal year 2016; $18,839 for fiscal year 2017; $18,839 for fiscal year 2018; and $25,118 for each subsequent fiscal year. The renewal fees may increase in the future.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2012, we had cash in the amount of $3,698; a prepaid expense balance of $2,492; and a working capital deficit of $(2,730). We incurred net losses of $(5,316) and $(23,737) for the three and nine month periods ended June 30, 2012, respectively and have incurred losses since inception of $(64,230). If we are not successful in selling any of the common shares included in our next public offering of common shares, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion, which was filed with our September 30, 2011 Form 10-K. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Dane has limited financial resources at present. As of June 30, 2012 we had cash on hand of $3,698 plus a prepaid expense balance of $2,492. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to: explore for minerals; become quoted on the OTCBB; advertise and promote the Company; travel to develop new business and customer relationships; and retain and/or compensate geologists and other professional advisors.

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

Dated: August 17, 2012