Form 10-K
period 2012-09-30
DANE EXPLORATION INC.
filed 2012-12-28
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-54854

DANE EXPLORATION INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0654981
 (IRS Employer Identification Number)

3577 - 349 West Georgia Street
Vancouver, British Columbia, Canada V6B 3Y4
(Address of principal executive offices)    (Zip Code)

Tel. (866) 676-7678
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,600,000 common shares were issued and outstanding as of December 28, 2012.

 Documents incorporated by reference: None

ii

DANE EXPLORATION INC.
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	11
ITEM 2.	Properties	11
ITEM 3.	Legal Proceedings	27
ITEM 4.	Mine Safety Disclosures	27

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6.	Selected Financial Data	29
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	30
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 8.	Financial Statements and Supplementary Data:	40
	Reports of Independent Registered Public Accounting Firms	41
	Balance Sheets at September 30, 2012 and September 30, 2011	43
	Statements of Operations for the years ended September 30, 2012 and September 30, 2011 and the period from March 3, 2010 (date of inception) to September 30, 2012	44
	Statement of Stockholders’ Equity from March 3, 2010 (date of inception) to September 30, 2012	45
	Statements of Cash Flows for the years ended September 30, 2012 and September 30, 2011 and the period from March 3, 2010 (date of inception) to September 30, 2012	46
	Notes to Financial Statements	47
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
ITEM 9A.	Controls and Procedures	55
ITEM 9B.	Other Information	56

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	57
ITEM 11.	Executive Compensation	59
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	62
ITEM 14.	Principal Accounting Fees and Services	63

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	64
SIGNATURES		64

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Dane Exploration Inc. was incorporated in the State of Nevada on March 3, 2010. We are an exploration stage corporation. We intend to be in the business of mineral property exploration. We do not own interests in any property, but have acquired the right to conduct exploration activities on two properties (the ‘Judy Claims’). These claims are staked on approximately 627.96 hectares of land located east of the village of Cassiar, British Columbia, Canada. We are engaged in exploration for gold and silver on the property.

(Hereinafter Dane Exploration Inc. may herein be referred to: “Dane Exploration”, “Dane”, “We”, “Us”, the “Registrant”, or the “Company”).

The Company’s common stock is not yet traded publicly. It is our intention to have Dane's common stock quoted on the OTC Bulletin Board (OTC-BB) market and on the Pink Sheets trading system. Currently, there is no trading symbol assigned and there can be no assurance that we will ever be granted a trading symbol on the OTC-BB, the Pink Sheets, or any other quotation system or exchange.

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

In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a prescribed value per hectare per year during each yearly period mandated by the British Columbia Mineral Titles Branch (each such period covering July 1st to June 30th of the following year).

Based on the December 19, 2013 claims extension, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year. Failure to do work or pay the cash in lieu will result in forfeiture of title and would have a material adverse effect on the financial condition of our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2012, we had cash in the amount of $66 and a working capital deficit of $14,082. We incurred a net loss of $36,089 for the year ended September 30, 2012 and have incurred losses since inception of $76,582. If we are not successful in selling a sufficient amount of the common shares included in our offering of common shares to the public, we will not have adequate financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

These circumstances have lead our independent registered public accounting firms, in their audit reports included in this Form 10-K, to comment about our company’s ability to continue as a going concern. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties entails significant risks and is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the precious metals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

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

Risks Associated With Our Common Stock:

Irrespective of the increased ownership of Dane which may result from successful sales of shares from our second public offering of common shares, our CEO and Sole Director will in all cases retain voting control of the Company due to his majority ownership position and this may negatively impact the interests of other shareholders.

If the maximum number of shares being offered in our second public offering are successfully sold to investors, our sole director and officer's ownership share of Dane will decrease to only 65% of total common shares of the Company which are issued and outstanding. This fact provides our sole director and officer with effective continuing voting control of our Company and this may negatively impact other investors if our sole director and officer does not act in their interests, or administer the Company effectively, because other shareholders will not be able to successfully vote to remove our sole director and officer from his positions with the Company.

While Dane expects to apply for quotation on the OTC Bulletin Board, we may not be approved, and even if approved, we may not be approved for trading on the OTC Bulletin Board; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. We expect to be listed on the OTC Bulletin Board (‘OTC-BB’) service of the Financial Industry Regulatory Authority (‘FINRA’), but we may not be approved to trade on that facility and we may not meet the requirements for listing on the OTC-BB. If we do not meet the requirements of the OTC-BB, our stock may then be traded solely on the Pink Sheets trading facility (‘Pink Sheets’) and the market for resale of our shares might decrease, if not be eliminated.

Our stock price is expected to fluctuate when we become publicly traded, which could result in substantial losses for investors.

The market price for our common stock will vary from the $0.02 per share offering price of our first and second common shares offerings after public trading commences. This could result in substantial losses for investors. Market price fluctuations may occur in response to a number of factors, some of which are beyond our control. Significant among these are that because we arbitrarily set the selling price of the securities being offered hereunder at $0.02 per share, once a market develops for our securities, fluctuations may result if we did not accurately set this price.

No public market for our common stock currently exists and an active trading market may not develop or be sustained following our public offering of common shares.

There is currently no public market for our common stock. We cannot be certain that an active trading market for our common stock will develop or be sustained following our public offering of common shares. Further, we cannot be certain that the market price of our common stock will not decline below the offering price. The offering price was determined by us based upon several factors and may not be indicative of future market prices for our common stock.

Trading on the OTC-BB and/or Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Trading in stock quoted on the OTC-BB and/or Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, neither the OTC-BB nor the Pink Sheets are stock exchanges, and trading of securities on the OTC-BB and/or Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

Dane has limited financial resources at present. As of September 30, 2012 we had  cash on hand of $66. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to become quoted on the OTC-BB; advertise and promote the Company; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Due to the mineral property impairment recorded in fiscal 2011, at present the Company has no mineral property balances which are classified as assets under generally accepted accounting principles.

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

The Company plans to explore and potentially develop the Judy Claims. In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a prescribed value per hectare per year during each yearly period mandated by the British Columbia Mineral Titles Branch (each such period covering July 1st to June 30th of the following year).

Based on the December 19, 2013 claims extension, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year. Failure to do work or pay the cash in lieu of work will result in forfeiture of title.

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

Office Premises
Our principal office is located at the home of our CEO. Our contact details are: Address: 3577 - 349 West Georgia Street Vancouver, British Columbia, Canada V6B 3Y4; Telephone (866) 676-7678; Fax (866) 676-7678; Email: dchristie@daneexploration.com. Our office premises are provided to us at no charge by David Christie, our sole director and officer.

ITEM 3.  LEGAL PROCEEDINGS

There are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES

None to report.

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

Shareholders

On December 28, 2012, there were 21 shareholder of record of the 53,600,000 shares outstanding of our common stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	FISCAL 2012	FISCAL 2011	FISCAL 2010
	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(1,131)	(6,948)	n/a
Quarter Two - Three Months to March 31st	(17,291)	(12,632)	Nil
Quarter Three - Three Months to June 30th	(23,737)	(13,644)	(121)
Full Year - Twelve Months to September 30th	(36,089)	(27,860)	(12,633)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil

Cash:
Quarter One - Three Months to December 31st	57	4,295	n/a
Quarter Two - Three Months to March 31st	11,709	195	Nil
Quarter Three - Three Months to June 30th	3,698	4,162	4,879
Full Year - Twelve Months to September 30th	66	197	12,367

Total assets:
Quarter One - Three Months to December 31st	407	6,145	n/a
Quarter Two - Three Months to March 31st	12,291	545	Nil
Quarter Three - Three Months to June 30th	6,190	4,512	4,879
Full Year - Twelve Months to September 30th	66	547	12,367

Total stockholders’ (deficit) equity:
Quarter One - Three Months to December 31st	(16,624)	5,420	n/a
Quarter Two - Three Months to March 31st	2,586	(264)	Nil
Quarter Three - Three Months to June 30th	(2,730)	(1,297)	4,879
Full Year - Twelve Months to September 30th	(14,082)	(15,493)	12,367

Total liabilities and stockholders’ (deficit) equity:
Quarter One - Three Months to December 31st	407	6,145	n/a
Quarter Two - Three Months to March 31st	12,291	545	Nil
Quarter Three - Three Months to June 30th	6,190	4,512	4,879
Full Year - Twelve Months to September 30th	66	547	12,367

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil

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

Exploration Plans

The following table below sets forth the use of proceeds assuming the sale of 10%, 25%, 50%, 75% and 100% from a second public offering of common shares, which is now underway:

	Offering Results based on Shares Sales of:
	10%	25%	50%	75%	100%
Number of Shares Sold:	2,500,000	6,250,000	12,500,000	18,750,000	25,000,000

OFFERING GROSS PROCEEDS:	$50,000	$125,000	$250,000	$375,000	$500,000
Less:
Offering expenses:	$1,683	$1,683	$1,858	$2,033	$2,708
Less:
PHASE ONE(6) – Initial Field Work
- Mobilization to Cassiar district, including travel expenses(1)	$1,500	$1,500	$1,500	$1,500	$1,500
- Equipment & provisions	700	700	700	700	700
- Assays, including freight costs	1,600	1,600	1,600	1,600	1,600
- Wages(2)	4,000	4,000	4,000	4,000	4,000
- Reports based on data collected will be assembled including generating a map with the location and sample values from the claim area. A second map will show the detailed geology that was observed while mapping claim area	600	600	600	600	600
- Allowance for additional expenses	1,500	1,500	1,500	1,500	1,500
Exploration Phase One sub-total	$9,900	$9,900	$9,900	$9,900	$9,900
Less:
PHASE TWO(6)
- Initial Drilling & Trenching
- Mobilization to Cassiar district, including travel	$1,500	$2,500	$2,500	$2,500	$2,500
- Equipment & provisions(3)	700	4,900	4,900	4,900	4,900
- Drill and backhoe rentals, based on a small Kabota type tracked backhoe and use of ATV’s to access target zones	7,500	7,600	10,100	10,100	10,100
- Assays, including freight costs	1,000	1,000	1,500	2,000	2,000
- Wages(4)	4,800	11,500	14,000	14,000	14,000
- Reports to analyze results of chip samples produced from trenching	500	500	500	500	500
- Allowance for additional expenses	-	2,000	2,000	2,000	2,000
Exploration Phase Two sub-total	$16,000	$30,000	$35,500	$36,000	$36,000
Less:
PHASE THREE(6) - Extensive Drilling & Trenching (This phase will be undertaken only if Phase One and Phase Two provide positive indications that further work is warranted):
- Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones(5)	$Nil	$50,000	$150,000	$250,000	$350,000
Exploration Phase Three sub-total	$Nil	$50,000	$150,000	$250,000	$350,000

Less: Administration expenses	$22,000	$25,000	$25,000	$25,000	$25,000
SUMMARY:
TOTALS EXPENSES:	$(49,583)	$(116,583)	$(222,258)	$(322,933)	$(423,608)
Carryforward - Gross Proceeds:	50,000	125,000	250,000	375,000	500,000
Residual Working Capital:	$417	$8,417	$27,742	$52,067	$76,392

The above figures represent estimated costs and investors should be aware these estimates may change and there is no assurance that the Company will be successful in raising any further funds

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

(b) the sale of 50% of the shares in our offering, which would provide a net Phase Three exploration budget of approximately $150,000, would provide for a moderate drilling program based on use of a man portable drill;

(c) the sale of 75% to 100% of the shares in our offering, which would provide a net Phase Three exploration budget of approximately $250,000 to $350,000, would provide for an full extensive drilling program. Under this scenario, an extensive program would be conducted based on estimated drilling costs in the Cassiar area, which are$60 to $70 per foot of drilling. All-in costs, based on using a light weight helicopter portable drill rig, are estimated in the range of $60,000 to $70,000 per 1,000 feet of drilling.

(6)	All exploration costs shown in this table include a 15% service fee to be charged by the exploration site contractor.

Exploration Plan Timetable

Our exploration plan timetable is contingent on the funds we are able to raise from our second public offering of our common shares. At present, we project the following timetable:

PHASE Description	Application of funds based on % success of public offering shares sold	Projected completion date based on % of offering sold

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches

Complete

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	10%	August 2013
	25%	August 2013
	50%	August 2013
	75%	August 2013
	100%	August 2013

Phase Two – initial drilling and trenching(4): - Mobilization to Cassiar district and purchase of equipment & provisions - Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	September 2013
	25%	September 2013
	50%	September 2013
	75%	October 2013
	100%	November 2013

Phase Three – extensive drilling and trenching(5)(6) - Mobilization to Cassiar district and purchase of equipment & provisions - Additional trenching work based on indications from Phase Two results - Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones - Preparation of assays and generation of maps - Preparation of analytical reports to assess samples produced from drilling and trenching	10%	Funding insufficient to undertake Phase Three
	25%	Limited Diamond Drilling Program completed by September 2014(7)
	50%	Moderate Diamond Drilling Program completed by September 2014(8)
	75%	Full Diamond Drilling Program completed by September 2014
	100%	Full Diamond Drilling Program completed by September 2014

Notes:

(1)	Initial due diligence is complete.

(2)
In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(continued)

Notes (continued):

(3)
The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, we expect that the Initial Field Work component of Phase One will not be completed before June 2013. If we do not raise sufficient capital by late August 2013 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2014.

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

(8)
The 'Moderate Diamond Drilling Program' would consist of approximately $150,000 of funds being invested. This represents approximately 43% of the $350,000 of funds which the 'Full Diamond Drilling Program' is budgeted to require.

(9)	All exploration costs include a 15% service fee to be charged by the exploration site contractor.

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

Result of First Public Shares Offering

On March 18, 2012, the Company issued a total of 1,825,000 common shares related to its first public share offering. These shares were sold to non-related parties at a price of $0.02 per share for total consideration of $36,500. Our first public offering began on September 19, 2011 and expired on March 18, 2012.

Summer 2012 Exploration Work

During the 2012 summer exploration season, we undertook due diligence work to prepare our exploration program and engaged a geological services firm to provide an geophysical assessment of our claims. This survey employed aerial photography and was produced with Geosoft, ArcGIS, AutoCAD, and MicroDEM computer software packages, images developed from digital elevation models, and using a light source at variable elevations and orientations, with reference to physical features, including streams, mountain ranges, and mapped fault systems. Assessment of data provided in this report is underway.

Progress of Second Public Shares Offering Subsequent to September 30, 2012 Year-end

Subsequent to the year ended September 30, 2012, the Company has to the date of this Report raised a total of $35,500 during its second public share offering. This has been comprised of issuance of a total of 1,775,000 common shares to non-related parties at a price of $0.02 per share. Our second public offering began shortly before year-end on September 27, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the years ended September 30, 2012 and September 30, 2011; and the Period March 3, 2010 (date of inception) to September 30, 2012 (the 'Exploration Stage').

A summary is as follows:

	Year ended September 30, 2012	Year ended September 30, 2011	Exploration Stage
Revenue	$-	$-	$-
Expenses	$36,089	$27,860	$76,582
Net Loss	$(36,089)	$(27,860)	$(76,582)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-	Exploration costs
-	Professional & consultant fees
-	Administrative expenses
-	Impairment of mineral properties

Exploration costs
Exploration costs totaled $7,688 for the year ended September 30, 2012 compared to $1,311 for the year ended September 30, 2011. Expenses for the Exploration Stage totaled $8,999. During fiscal 2012, these expenses were comprised of costs for an aerial geophysical survey, due diligence work, and property maintenance charges. We predict what the level of these costs will increase substantially during fiscal 2013.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. During the year ended September 30, 2012 these fees totaled $18,208 compared with $20,838 for the year ended September 30, 2011. For the Exploration Stage, these costs totaled $44,046. We anticipate Professional & consultant fees may increase moderately during the fiscal 2013.

Administrative Expenses
Administrative expenses were $10,193 for the year ended September 30, 2012 compared with $5,711 during the year ended September 30, 2011. For the Exploration Stage, administrative expenses totaled $16,037. These expenses are comprised of Edgar agent filing fees, stock transfer agent fees and general office expenses. We anticipate Administrative Expenses will increase moderately during the upcoming fiscal year.

Mineral Properties Impairment
As required by generally accepted accounting principles, at year end date of September 30, 2012 the Company undertook a review of the Company’s exploration projects and affirmed an impairment charge of $7,500 which had been recorded against mineral property purchases during the year ended September 30, 2010. Mineral properties impairment charges were $nil for the year ended September 30, 2012 and totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred a net loss of $36,089 for the year ended September 30, 2012, compared with a net loss of $27,860 for the period ended September 30, 2011. For the Exploration Stage, the Net Loss totaled $76,582.

Liquidity and Capital Resources

Our financial position as at September 30, 2012 and September 30, 2011 was as follows:

Net Working Capital
	As of September 30, 2012	As of September 30, 2011

Current Assets	$66	$547
Current Liabilities	14,148	16,040
Net Working Capital (Deficit)	$(14,082)	$(15,493)

As of September 30, 2012 we had cash on hand of $66. Our net working capital increased from a working capital deficit of $15,493 at September 30, 2011 to a working capital deficit of $14,082 at September 30, 2012 as a result of our successful first public offering of shares. Since the date of our incorporation, we have raised $62,500 through the subscription of common shares and $7,705 through shareholder advances from our president. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through our second public offering of common shares.

Subsequent to the year ended September 30, 2012, the Company has initially raised $35,500 through our ongoing second public offering of shares and has also re-paid its president the full amount of $7,705 for the shareholder advances owing to the president.

Cash Flows
	As of September 30, 2012	As of September 30, 2011

Net cash provided used in Operating Activities	$(39,611)	$(17,895)
Net cash provided used in Investing Activities	-	-
Net cash provided by Financing Activities	39,480	5,725
Increase (Decrease) in Cash during the Period	(131)	(12,170)
Cash, Beginning of Period	197	12,367
Cash, End of Period	$66	$197

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

Employees

As of September 30, 2012, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

Critical Accounting Policies

Dane’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	41

Financial Statements for the years ended September 30, 2012, September 30, 2011, and for the period from March 3, 2010 (date of inception) to September 30, 2012:

Balance Sheets	43

Statements of Operations	44

Statement of Stockholders’ Deficit	45

Statements of Cash Flows	46

Notes to Financial Statements	47

Report of Independent Registered Public Accounting Firm

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dane Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Dane Exploration Inc. (An Exploration Stage Company) (the “Company”) as of September 30, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and for the period March 3, 2010 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended September 30, 2011, and for the period March 3, 2010 (date of inception) to September 30, 2011 were audited by other auditors whose report, dated January 10, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Dane Exploration Inc. (An Exploration Stage Company) as of September 30, 2012, and the results of their operations and their cash flows for the year then ended, and for the period March 3, 2010 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Farmington, UT
December 28, 2012

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

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah
January 10, 2012

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	September 30, 2012	September 30, 2011

ASSETS

CURRENT ASSETS
Cash	$66	$197
Prepaid expenses	—	350
Total current assets	66	547

Total assets	$66	$547

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,443	$10,315
Shareholder advances	7,705	5,725
Total current liabilities	14,148	16,040

Total liabilities	$14,148	$16,040

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 51,875,000 and 50,000,000 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively (Note 7)	51,875	50,000
Additional Paid-in Capital (Note 7)	10,625	(25,000)
Deficit accumulated during the exploration stage	(76,582)	(40,493)
Total stockholders’ deficit	(14,082)	(15,493)

Total liabilities and stockholders’ deficit	$66	$547

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations

	Year ended September 30, 2012	Year ended September 30, 2011	March 3, 2010 (inception) to September 30, 2012

EXPENSES:
Exploration costs	$7,688	$1,311	$8,999
Professional fees	18,208	20,838	44,046
General and administrative expenses	10,193	5,711	16,037
Impairment of mineral properties	—	—	7,500
Total expenses	$36,089	$27,860	$76,582

Net loss from operations	(36,089)	(27,860)	(76,582)

Net loss	$(36,089)	$(27,860)	$(76,582)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	50,918,033	50,000,000

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statement of Stockholders’ Deficit
From March 3, 2010 (Inception) to September 30, 2012

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ (Deficit) Equity

Balance at March 3, 2010 (inception)	—	—	—	—	—
Common shares issued for cash at $0.0005 per share July 16, 2010	50,000,000	$50,000	$(25,000)	$—	$25,000
Net loss for year ended September 30, 2010	—	$—	$—	$(12,633)	$(12,633)
Balance, September 30, 2010	50,000,000	$50,000	$(25,000)	$(12,633)	$12,367
Net loss for year ended September 30, 2011	—	$—	$—	$(27,860)	$(27,860)
Balance, September 30, 2011	50,000,000	$50,000	$(25,000)	$(40,493)	$(15,493)
Common shares issued for cash at $0.02 per share March 31, 2012	1,825,000	$1,825	$34,675	$—	$36,500
Common shares issued for cash at $0.02 per share September 27, 2012	50,000	$50	$950	$—	$1,000
Net loss for year ended September 30, 2012	—	—	—	(36,089)	(36,089)
Balance, September 30, 2012	51,875,000	$51,875	$10,625	$(76,582)	$(14,082)

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year ended September 30, 2012	Year ended September 30, 2011	March 3, 2010 (inception) to September 30, 2012

Cash flows from operating activities:
Net loss for the period	$(36,089)	$(27,860)	$(76,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities:
Prepaid expenses	350	(350)	—
Accounts payable	(3,872)	10,315	6,443
Net cash used in operating activities	(39,611)	(17,895)	(62,639)

Cash flows from investing activities:
Purchase of Mineral Property Claim	—	—	(7,500)
Net cash used in investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	37,500	—	62,500
Shareholder advances	1,980	5,725	7,705
Net cash provided by financing activities	39,480	5,725	70,205

Net increase (decrease) in cash	(131)	(12,170)	66

Cash, beginning of period	197	12,367	—

Cash, end of period	66	$197	$66

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Operations

Organization and Description of Business

Dane Exploration, Inc. (“Dane”, "Dane Exploration", “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on March 3, 2010. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Dane Exploration was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has begun implementation of its strategic plans and has purchased mineral exploration claims in Northwest British Columbia, Canada.

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Basic and Diluted Net Loss per Share

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

During the twelve month periods ended September 30, 2012 and September 30, 2011, the Company was not involved in any transactions which required translation of foreign currencies.

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2012 and 2011, none of which are expected to have a material effect on the financial statements of the Company.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment. The Company has no revenue to report from any customers.

As at year end September 30, 2012 the Company's assets with carrying value are located in the United States.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at September 30, 2012, or September 30, 2011.

NOTE 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss of $36,089 for the year ended September 30, 2012; has an accumulated deficit of $76,582 for the period from March 3, 2010 (inception) to September 30, 2012; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the year ended September 30, 2012, we addressed this going concern issue by raising cash of $36,500 through a public offering of our common shares which were registered with the Securities and Exchange Commission through filing of a Form S-1 which became effective September 19, 2011; and $1,980 through non-interest bearing advances from our president. The continuation of the Company is dependent upon the success of further offerings of shares to the public and continuing financial support of stockholders of the Company and management. As of September 30, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company is now engaged in raising funds through a second public offering of its common shares which were registered with the Securities and Exchange Commission through filing of a second Form S-1 which became effective September 27, 2012. This ongoing offering has raised $1,000 during the year ended September 30, 2012 and  $34,500 subsequent to the year ended September 30, 2012 through to the date of these financial statements. Going forward, management projects the Company will be required to continue to attempt to acquire additional operating capital through public or private offerings of our shares and through debt issuances, until our strategic initiatives create revenue. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 4 – Acquisition of Mineral Properties and Impairments on  Mineral Properties

On July 22, 2010, the Company purchased the Judy Mineral Claims located in Northwest British Columbia, Canada from an independent prospector, for cash of $7,500. As of September 30, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company recorded an impairment loss of $7,500, which was recorded in its financial statements during the year ended September 30, 2010.

NOTE 5 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2012, related party transactions included further advances from our president to the Company of $1,980. In addition to the current year advances, advances from our president to the Company totaled $7,705 as of September 30, 2012. These advances are non-interest bearing and are payable on demand.

Subsequent to the year ended September 30, 2012, on October 31, 2012, the Company re-paid its president the full amount of $7,705 for shareholder advances owing to the president.

NOTE 6 – Commitments and Contingencies

In order to maintain its mineral claim tenure titles in good standing it is necessary for the Company or its agent to perform and record physical or other acceptable work with a prescribed value per hectare per year during each yearly period mandated by the British Columbia Mineral Titles Branch (each such period covering July 1st to June 30th of the following year). If acceptable work is not performed, the Company must pay the equivalent sum as cash in lieu of work at double the work assessment rate. Failure to do work or pay the cash in lieu will result in forfeiture of title.

The Judy 1 claim Tenure 735182 and the McDame Mountain claim Tenure 821402 each now have an expiry date of December 19, 2013. During the twelve month period ended September 30, 2012, new claim tenure dates were established through the filing of a work report with the Government of British Columbia Mineral Titles Branch and through fees in lieu of exploration work performed.

Based on the December 19, 2013 claims extension, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 7 – Common Stock

On July 16, 2010 the Company issued 50,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.0005 per share for total proceeds of $25,000. Because the transaction price of the founder’s shares was below par value of $0.001, a discount to Paid in Capital of $25,000 was recorded.

On March 18, 2012, the Company issued a total of 1,825,000 common shares related to its first public offering of shares. These shares were sold to non-related parties at a price of $0.02 per share for total consideration of $36,500 as part of an offering of 25,000,000 common shares which the Company registered with the Securities and Exchange Commission ('SEC') through filing of a Form S-1 which was deemed effective by the SEC on September 19, 2011 and which expired on March 18, 2012.

On September 27, 2012, the Company issued 50,000 common shares related to its second public offering of shares. These shares were sold to a non-related party at a price of $0.02 per share for total consideration of $1,000 as part of an ongoing public offering of 25,000,000 common shares which the Company registered with the SEC through filing of a Form S-1 which was deemed effective by the SEC on September 27, 2012.

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$(12,633)	2030	$4,422	$(4,422)	$—
2011	$(27,860)	2031	$9,751	$(9,751)	$—
2012	$(36,089)	2032	$12,631	$(12,631)	$—
	$(76,582)		$26,804	$(26,804)	$—

The total valuation allowance for the year ended September 30, 2012 is $(26,804) which increased by $(12,631) for the year ended September 30, 2012.

Uncertain Tax Positions

The Company has not identified any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements

NOTE 9 – Subsequent Events

Subsequent to the year ended September 30, 2012, on November 19, 2012, the Company issued a total of 1,725,000 common shares related to its second public offering of shares. These shares were sold to non-related parties at a price of $0.02 per share for total consideration of $34,500 as part of an ongoing public offering of 25,000,000 common shares which the Company registered with the Securities and Exchange Commission ('SEC') through filing of a Form S-1 which was deemed effective by the SEC on September 27, 2012.

Subsequent to the year ended September 30, 2012, on October 31, 2012, the Company re-paid its president the full amount of $7,705 for shareholder advances owing to the president.

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

As of September 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2012, as a result of the identification of the material weaknesses described below.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to  rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
During the last quarter of the Company’s fiscal year ended September 30, 2012, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2012, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
David Christie	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary and Treasurer	66	March 3, 2010

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

Director Compensation

During the year ended September 30, 2012, there were no cash compensation payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the salaries and director fees we have paid to our current executive officer(s) in our most recent fiscal year ended September 30, 2012 and since inception. The particulars of this table cover compensation paid by our company to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2012 and September 30, 2011; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the years ended September 30, 2012 and September 30, 2011, who we will collectively refer to as our named executive officer(s) are set out in the following summary compensation table:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	LTIP(2) Payouts ($)	All Other(3) Compensation ($)

David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2012	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Notes:
(1)	SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)	LTIP’s are “Long-Term Incentive Plans”. We have to date not created any LTIPs.
(3)	There are no compensatory plans or arrangements with respect to our executive officer(s) resulting from his resignation, retirement or other termination of employment or from a change of control.

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

Option/SAR(1) Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percent of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no Option or SAR Plans are in place and no grants of such kind have been made)	Nil	-	-	-	-

Note:  (1)  SAR’s are “Stock Appreciation Rights”.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR(1) Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal year-end (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal year-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no Option or SAR Plans are in place and no grants of such kind have been made)	Nil	Nil	Nil	Nil	Nil	Nil

Note:  (1)  SAR’s are “Stock Appreciation Rights”.

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	David Christie 3577 - 349 West Georgia Street Vancouver, British Columbia, Canada V6B 3Y4	50,000,000	93.3%

Common Stock	All Included Persons as a Group	50,000,000	93.3%

Note:
(1)    The denominator for this calculation is based on the 53,600,000 issued and outstanding shares of the Company as of December 28, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The beneficial owner of the common stock listed above, based on information furnished by him, has sole investment and voting power with respect to such shares, subject to community property laws where applicable. David Christie, the sole officer and director of Dane was issued 50,000,000 common shares on July 16, 2010 for consideration of $25,000, which represents 93.3% of the current outstanding stock. We note that subsequent to the year ended September 30, 2012, on November 19, 2012,the Company issued a total of 1,725,000 common shares related to its second public offering of shares. These shares were sold to non-related parties at a price of $0.02 per share for total consideration of $34,500 as part of an ongoing public offering of 25,000,000 common shares which the Company registered with the SEC through filing of a Form S-1 which was deemed effective by the SEC on September 27, 2012. This issuance brought total issued and outstanding shares to 53,600,000.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2012 there were no related party transactions which exceeded $60,000 in value.

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

2012 – $6,575 – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.
2011 – $5,000 – Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2012 – $Nil – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.
2011 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 – $Nil – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.
2011 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 – $Nil – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.
2011 – $Nil – Madsen & Associates CPAs Inc.

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

Dated: December 28, 2012

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Christie
David Christie
President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer,
Secretary and Treasurer, Sole Director and Board Chair

Dated: December 28, 2012