Form 10-Q
period 2012-12-31
DANE EXPLORATION INC.
filed 2013-01-30
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2012

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

The issuer had 53,600,000 shares of common stock issued and outstanding as of January 30, 2013.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Condensed Balance Sheets at December 31, 2012 (unaudited) and September 30, 2012	1

Unaudited Condensed Statements of Operations for the three month periods ended December 31, 2012 and December 31, 2011 and the Exploration Stage Period of March 3, 2010 through December 31, 2012	2

Unaudited Condensed Statements of Cash Flows for the three month periods ended December 31, 2012 and December 31, 2011 and the Exploration Stage Period of March 3, 2010 through December 31, 2012	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. Other Information	33

Item 1. Legal Proceedings	33

Item 1a. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	44

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Balance Sheets

	December 31, 2012 (unaudited)	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$5,755	$66
Prepaid expenses	986	—
Total current assets	6,741	66

Total Assets	$6,741	$66

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$—	$6,443
Shareholder advances	—	7,705
Total current liabilities	—	14,148

Total Liabilities	—	14,148

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,600,000 and 51,875,000 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	$53,600	$51,875
Additional paid-in capital	43,400	10,625
Deficit accumulated during the exploration stage	(90,259)	(76,582)
Total stockholders’ equity (deficit)	6,741	(14,082)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,741	$66

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three months ended December 31, 2012		Three months ended December 31, 2011		March 3, 2010 (inception) through December 31, 2012

EXPENSES:
Exploration costs		$—		$—	$8,999
Professional fees		12,000		703	56,046
General and administrative expenses		1,677		428	17,714
Impairment of mineral properties		—		—	7,500
Total expenses		13,677		1,131	90,259

Net (Loss)		$(13,677)		$(1,131)	$(90,259)

Basic and diluted loss per common share	$	Nil	$	Nil
Basic and diluted weighted average shares outstanding		52,662,500		50,000,000

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011	March 3, 2010 (inception) through December 31, 2012

Cash flows from operating activities:
Net loss for the period	$(13,677)	$(1,131)	$(90,259)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(986)	991	(986)
Accounts payable	(6,443)	—	—
Net cash (used) by operating activities	(21,106)	(140)	(83,745)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	34,500	—	97,000
Shareholder advances	(7,705)	—	—
Net cash provided by financing activities	26,795	—	97,000

Net increase (decrease) in cash	5,689	(140)	5,755

Cash, beginning of period	66	197	—

Cash, end of period	$5,755	$57	$5,755

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc.  (the “Company”)  in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of December 31, 2012 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

It is suggested that these financial statements be read in conjunction with the September 30, 2012 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Amounts shown for September 30, 2012 are based upon the audited financial statements of that date.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  No impairment losses were recorded during the three month periods ending December 31, 2012 or 2011, respectively.

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
(Unaudited)

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
(Unaudited)

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

During the three month period ended December 30, 2012, the Company was not involved in any transactions which required translation of foreign currencies.

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

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three month period ended December 31, 2012 of $13,677; has accumulated losses of $90,259 since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the three months ended December 30, 2012, we addressed this going concern issue by raising cash of $34,500 through a public offering of our common shares which were registered with the Securities and Exchange Commission through filing of a Form S-1 which became effective September 27, 2012. The continuation of the Company is dependent upon the success of further offerings of shares to the public and continuing financial support of stockholders of the Company and management. As of December 31, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its ongoing public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Related Party Transactions & Shareholder Advances

During the three month period ended December 31, 2012, the Company repaid our president $7,705 owed to him for advances he had made to the Company. These shareholder advances had been non-interest bearing and were payable on demand. This repayment extinguishes all shareholder advances owed by the Company.

Note 5 – Commitments and Contingencies

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

Note 6 – Common Stock

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

On September 27, 2012, the Company issued 50,000 common shares to a non-related party at a price of $0.02 per share for total consideration of $1,000 as part of its second public offering of common shares which includes 25,000,000 common shares the Company registered with the SEC through filing of a Form S-1 which was deemed effective by the SEC on September 27, 2012.

On November 19, 2012, the Company issued another 1,725,000 common shares which had been sold to non-related parties at a price of $0.02 per share for total consideration of $34,500 as part of its ongoing second public offering of common shares.

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

Overview

Dane Exploration Inc. was incorporated on March 3, 2010, in the state of Nevada and initiated business operations as a mineral exploration company at that time. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included in this Form 10-Q have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th. Dane has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties and Dane has begun implementation of its strategic plans through the purchase of mineral exploration claims in Northwest British Columbia, Canada.(Hereinafter Dane Exploration Inc. may herein be referred to: “Dane Exploration”, “Dane”, “We”, “Us”, the “Registrant”, or the “Company”). The Company’s common stock is not yet traded publicly. It is our intention to have Dane's common stock quoted on the OTC Bulletin Board (OTCBB) market. Currently, there is no trading symbol assigned and there can be no assurance that we will ever be granted a trading symbol on the OTCBB or any other quotation system or exchange.

Recent Developments

Fund Raising
During the three months ended December 31, 2012, we have been successful in raising a further $34,500 through a second public offering of our common shares. The shares issued in relation to this offering have been registered with the Securities and Exchange Commission ('SEC') through the filing of a Form S-1 which was deemed effective on September 27, 2012. The funds raised to date from this second ongoing public offering totals $35,500.

Summer 2012 Exploration Work
During the 2012 summer exploration season, we undertook due diligence work to prepare our exploration program and engaged a geological services firm to provide a geophysical assessment of our claims. This survey employed aerial photography and was produced with Geosoft, ArcGIS, AutoCAD, and MicroDEM computer software packages, images developed from digital elevation models, and using a light source at variable elevations and orientations, with reference to physical features, including streams, mountain ranges, and mapped fault systems. Assessment of data provided in this report is underway.

Exploration properties description and location

Summary Description and Location

The Judy Claims are located 2 km (1.5 miles) northeast of Cassiar, British Columbia, Canada and lie at high elevation on McDame Mountain. The area has a long history of mineral exploration. The geological setting is a structurally complex area of Sylvester allochthon and Cassiar batholith granitic intrusions and appears favorable for the discovery of epithermal gold and silver deposits. The tenures comprise an area of 627.96 hectares (1,551.68 acres) (see figures 4 and 5) and are road accessible at elevations from approximately 1,100 meters (3,600 feet) to more than 1,500 meters (5,000 feet). (Please see Glossary of Certain Technical Terms on page 21 for definitions of geological terms used herein).

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three month periods ended December 31, 2012; December 31, 2011; and for the period March 3, 2010 (date of inception) to December 31, 2012 (the 'Exploration Stage').

A summary is as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Exploration Stage
Revenue	$-	$-	$-
Expenses	$13,677	$1,131	$90,259
Net Loss	$(13,677)	$(1,131)	$(90,259)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-   Exploration costs
-   Professional fees
-   General and administrative expenses
-   Impairment of mineral properties

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three month periods ended December 31, 2012 and December 31, 2011 were $nil compared to $nil, respectively. Expenses for the exploration stage totaled $8,999. The comparative change between the three and six month periods ended December 31, 2012 versus total expenses incurred during the exploration stage was due to the high elevation mining season  being closed during these three and six month periods. We predict that the level of these costs will increase substantially during the current fiscal year.

Professional fees
Professional and consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three month periods ended December 31, 2012 and December 31, 2011 professional and consultant fees were $12,000 compared to $703, respectively. The comparative period over period change was due to costs related to our filing of a Form S-1. Professional fees for the exploration stage totaled $56,046. We anticipate professional and consultant fees will decrease during the balance of fiscal 2013.

General and administrative expenses
General and administrative expenses are comprised of fees paid to file our reports to the SEC's EDGAR system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and office expenses. General and administrative expenses for the three month periods ended December 31, 2012 and December 31, 2011 were $1,677 compared to $428, respectively. The comparative period over period change was due to due to costs related to our filing of a Form S-1 General and administration expenses for the Exploration Stage totaled $17,714. We anticipate general and administrative Expenses will remain at current levels during the balance of the current fiscal year.

Impairment of mineral properties
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil respectively for the three months ended December 31, 2012 versus December 31, 2011. Mineral property impairment charges totaled $7,500 for the Exploration Stage. The comparative change between the three and six month periods ended December 31, 2012 versus total impairment charges recorded during the exploration stage was no new mineral properties being acquired during the current period.

Net (Loss)
We incurred a net loss of $13,677 for the three month period ended December 31, 2012 compared with a net loss of $1,131 for the three month period ended December 31, 2012. For the Exploration Stage, our accumulated net loss totaled $90,259.

Liquidity and Capital Resources

Our financial position as at December 31, 2012 and September 30, 2012 was as follows:

Net Working Capital
	As of December 31, 2012	As of September 30, 2012

Current Assets	$6,741	$66
Current Liabilities	-	14,148
Net Working Capital (Deficit)	$6,741	$(14,082)

As of December 31, 2012 we had cash on hand of $5,755 and a prepaid expenses balance of $986. Our net working capital increased from a working capital deficit of $14,082 at September 30, 2012 to a positive working capital balance of $6,741 at December 31, 2012 as a result of our funds raised during our ongoing second public offering of shares. Since the date of our incorporation, we have raised $97,000 through sales of our common shares. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through our ongoing public offering.

Cash Flows
	Three months ended December 31, 2012	Three months ended December 31, 2011

Net cash provided (used) by Operating Activities	$(21,106)	$(140)
Net cash provided (used) by Investing Activities	-	-
Net cash provided (used) in Financing Activities	26,795	-
Increase (Decrease) in Cash during the Period	5,689	(140)
Cash, Beginning of Period	66	197
Cash, End of Period	$5,755	$57

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, no material changes were made to the Company’s internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2012, we had cash in the amount of $5,755; a prepaid expense balance of $986; and working capital of $6,741. We incurred a net loss of $13,677 for the three month period ended December 31, 2012 and have incurred losses since inception of $90,259. If we are not successful in selling a substantial number of common shares included in our second public offering, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion, which was filed with our September 30, 2012 Form 10-K. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Dane has limited financial resources at present. As of December 31, 2012 we had cash on hand of $5,755 plus a prepaid expense balance of $986. If we are unable to implement our business plan, we may be required to divert certain proceeds from the sale of Dane's stock to general administrative functions. If Dane is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, this could adversely affect its ability to continue by restricting the Company's ability to: explore for minerals; become quoted on the OTCBB; advertise and promote the Company; travel to develop new business and customer relationships; and retain and/or compensate geologists and other professional advisors.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Dated: January 30, 2013