Form 10-Q
period 2013-03-31
DANE EXPLORATION INC.
filed 2013-05-07
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

500 McLeod Trail East - #5178
Bellingham, Washington, USA 98226
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

The issuer had 53,600,000 shares of common stock issued and outstanding as of May 6, 2013.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Condensed Balance Sheets at March 31, 2013 (unaudited) and September 30, 2012	1

Unaudited Condensed Statements of Operations for the three and six month periods ended March 31, 2013 and March 31, 2012 and the Exploration Stage Period of March 3, 2010 through March 31, 2013	2

Unaudited Condensed Statements of Cash Flows for the six month periods ended March 31, 2013 and March 31, 2012 and the Exploration Stage Period of March 3, 2010 through March 31, 2013	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. Other Information	31

Item 1. Legal Proceedings	31

Item 1a. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

Signatures	42

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Balance Sheets

	March 31, 2013 (unaudited)	September 30, 2012
ASSETS

CURRENT ASSETS
Cash	$1,761	$66
Total current assets	1,761	66

Total Assets	$1,761	$66

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$319	$6,443
Shareholder advances	—	7,705
Total current liabilities	319	14,148

Total Liabilities	319	14,148

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,600,000 and 51,875,000 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	$53,600	$51,875
Additional paid-in capital	43,400	10,625
Deficit accumulated during the exploration stage	(95,558)	(76,582)
Total stockholders’ equity (deficit)	1,442	(14,082)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,761	$66

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three months ended March 31, 2013		Three months ended March 31, 2012		Six months ended March 31, 2013		Six months ended March 31, 2012		March 3, 2010 (inception) through March 31, 2013

EXPENSES:
Exploration expenses		$—		$1,577		$—		$2,280	$8,999
Professional fees		1,409		12,233		13,409		12,233	57,455
General and administrative expenses		3,890		3,480		5,567		3,908	21,604
Impairment of mineral properties		—		—		—		—	7,500
Total expenses		5,299		17,290		18,976		18,421	95,558

Net (Loss)		$(5,299)		$(17,290)		$(18,976)		$(18,421)	$(95,558)

Basic and diluted loss per common share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average shares outstanding		53,600,000		50,000,000		53,126,099		50,000,000

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended March 31, 2013	Six months ended March 31, 2012	March 3, 2010 (inception) through March 31, 2013

Cash flows from operating activities:
Net loss for the period	$(18,976)	$(18,421)	$(95,558)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	—	(232)	—
Accounts payable	(6,124)	(8,315)	319
Net cash (used) by operating activities	(25,100)	(26,968)	(87,739)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash (used) by investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	34,500	36,500	97,000
Shareholder advances	(7,705)	1,980	—
Net cash provided by financing activities	26,795	38,480	97,000

Net increase (decrease) in cash	1,695	11,512	1,761

Cash, beginning of period	66	197	—

Cash, end of period	$1,761	$11,709	$1,761

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of March 31, 2013 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. No impairment losses were recorded during the three month periods ended March 31, 2013 or 2012, respectively.

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

During the three month period ended March 31, 2013, the Company was not involved in any transactions which required translation of foreign currencies.

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2013 and 2012, none of which are expected to have a material effect on the financial statements of the Company.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the six month period ended March 31, 2013 of $18,976; has accumulated losses of $95,558 since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the six months ended March 31, 2013, we addressed this going concern issue by raising cash of $34,500 through a public offering of our common shares which were registered with the Securities and Exchange Commission through filing of a Form S-1 which became effective September 27, 2012. The continuation of the Company is dependent upon the success of further offerings of shares to the public and continuing financial support of stockholders of the Company and management. As of March 31, 2013, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its ongoing public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Related Party Transactions & Shareholder Advances

During the six month period ended March 31, 2013, the Company repaid our president $7,705 owed to him for advances he had made to the Company. These shareholder advances had been non-interest bearing and were payable on demand.

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

On November 19, 2012, the Company issued an additional 1,725,000 common shares which had been sold to non-related parties at a price of $0.02 per share for total consideration of $34,500 as part of its second public offering of common shares, which expired on March 25, 2013. Total proceeds from the Company's second public offering of shares totalled $35,500.

Note 7 – Subsequent Event

Subsequent to the quarter ended March 31, 2013, on May 1, 2013 the Company received a $5,000 shareholder advance. This shareholder advance is non-interest bearing and payable on demand.

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

Recent Developments

Fund Raising
To date, Dane has raised $97,000 through two public offerings of its common shares and from the sale of founder shares to our CEO. The most recent of these common share offerings expired on March 25, 2013 and raised total proceeds of $35,500. The Company expects it will be able to raise further funds in upcoming quarters through shareholder advances from our president.

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

Mineralized	A mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s).

Material Deposit
Under SEC and/or Canadian regulatory standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

Mississippian
The fifth period of the Paleozoic Era beginning about 350 million years ago and ending about 320 million years ago. The Mississippian System (referring to rocks) or Period (referring to the time during which these rocks were deposited) is employed in North America as the lower (or older) subdivision of the Carboniferous, as used in Europe and on other continents.

Pegmatites	A pegmatite is a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size.

Porphyritic Granite	Granite rock with two grain sizes, containing large crystals (phenocrysts) of orthoclase feldspar (reddish) and smaller granite-size grains of quartz.

Proterozoic	The Proterozoic eon is an interval of geologic time of nearly 2 billion years extending from about 2500 million years ago (‘mya’) to about 542 mya.

Quartz Monzonite	Quartz monzonite (or adamellite) is an intrusive igneous rock that has an approximately equal proportion of orthoclase and plagioclase feldspars.

Tertiary Sediments	The Tertiary record of the sediments is essentially restricted to the Paleogene strata (namely, those of Paleocene–late Oligocene age).

Exploration Plan Timetable

Our exploration plan timetable is contingent on the further funds we may be able to raise. At present, we project the following timetable:

PHASE Description	Projected completion date

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	Complete

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	August 2013(3)

Phase Two – initial drilling and trenching(4):
- Mobilization to Cassiar district and purchase of equipment & provisions
- Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones
- Preparation of assays and generation of maps
- Preparation of analytical reports to assess samples produced from drilling and trenching

September 2014(4)

Phase Three – extensive drilling and trenching(5)(6)
- Mobilization to Cassiar district and purchase of equipment & provisions
- Additional trenching work based on indications from Phase Two results
- Modest diamond drilling program of approximately 1,500 to 2,500 feet based on Geophysical surveys (magnetic or induced potential) which would be used to target direction and depth of proposed target zones
- Preparation of assays and generation of maps
- Preparation of analytical reports to assess samples produced from drilling and Trenching.
Limited Diamond Drilling Program – completion date undetermined(7)
Moderate Diamond Drilling Program – completion date undetermined(8)
Full Diamond Drilling Program – completion date undetermined(8)

Notes:

(1)	Initial due diligence is complete.

(2)
In respect of the exploration goals included in this schedule, we note that  bad weather and shortages of: qualified workers; available equipment; available housing; supplies and other logistical requirements, may require changes to some, or all, of the estimated completion dates in this timetable.

(continued)

Notes (continued):

(3)
The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, we expect that the Initial Field Work component of Phase One will not be completed before August 2013. If we do not raise sufficient capital by late August 2013 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2014.

(4)
The estimated September 2014 completion date for Phase Two may be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2014. Phase Two will be undertaken if further funds can be raised

(5)	Phase Three will only be undertaken if Phases One and Two provide positive indications that further work is warranted.

(6)
The estimated September 2015 completion date for Phase Three may also be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2015. Additionally, we note again that the Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions and this could inhibit any helicopter assisted drilling program and impact our planned timetable.

(7)	The 'Limited Diamond Drilling Program' would consist of approximately $50,000 of funds being invested and will be undertaken if further funds can be raised.

(8)
The 'Moderate Diamond Drilling Program'  and the 'Full Diamond Drilling Program would respectively consist of approximately $150,000 and $350,000 of funds being invested and will be undertaken if further funds can be raised.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three and six month periods ended March 31, 2013 and March 31, 2012; and for the period March 3, 2010 (date of inception) to March 31, 2013 (the 'Exploration Stage').

A summary is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Exploration Stage March 3, 2010 to March 31, 2013
Revenue	$-	$-	$-	$-	$-
Expenses	$5,299	$17,290	$18,976	$18,421	$95,558
Net Loss	$(5,299)	$(17,290)	$(18,976)	$(18,421)	$(95,558)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-   Exploration costs
-   Professional fees
-   General and administrative expenses
-   Impairment of mineral properties

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three and six month periods ended March 31, 2013 and March 31, 2012 were $nil and $nil compared to $1,577 and $2,280, respectively. Expenses for the exploration stage totaled $8,999. The comparative change between the three and six month periods ended March 31, 2013 versus the same periods ended March 31, 2012 is accounted for by payments being required during these periods in fiscal 2012 for 'fees in lieu of work performed' made to BC Mines to extend the Company's claims. No such payments were required during these periods during fiscal 2013 because the Company had performed exploration work during the fourth quarter of fiscal 2012 which had the effect of extending its claims until December 19, 2013. We predict that the level of these costs will increase substantially during the current fiscal year.

Professional fees
Professional and consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three and six month periods ended March 31, 2013 and March 31, 2012 professional and consultant fees were $1,409 and $13,409 compared to $12,233 and $12,233, respectively. The comparative period over period changes are due to varying costs related to our separate filing of two Form S-1s during fiscal 2012 and fiscal 2013. Professional fees for the exploration stage totaled $57,455. We anticipate professional and consultant fees will decrease during the balance of fiscal 2013.

General and administrative expenses
General and administrative expenses are comprised of fees paid to file our reports to the SEC's EDGAR system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and office expenses. General and administrative expenses for the three and six month periods ended March 31, 2013 and March 31, 2012 were $3,890 and $5,567 compared to $3,480 and $3,908, respectively. The comparative period over period change was due to varying costs related to our separate filing of two Form S-1s during fiscal 2012 and fiscal 2013. General and administration expenses for the Exploration Stage totaled $21,604. We anticipate general and administrative Expenses will remain at current levels during the balance of the current fiscal year.

Impairment of mineral properties
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil versus $nil and $nil, respectively for the three and six months ended March 31, 2013 and March 31, 2012. Mineral property impairment charges totaled $7,500 for the Exploration Stage. There was no comparative change in impairment charges between the three and six month periods ended March 31, 2013 versus March 31, 2012 because no new mineral properties were acquired during any of these periods.

Net (Loss)
We incurred net losses of $5,299 and $18,976 for the three and six month period ended March 31, 2013 compared with net losses of $17,290 and $18,421 for the three and six month period ended March 31, 2013. For the Exploration Stage, our accumulated net loss totaled $95,558.

Liquidity and Capital Resources

Our financial position as at March 31, 2013 and September 30, 2012 was as follows:

Net Working Capital
	As of March 31, 2013	As of September 30, 2012

Current Assets	$1,761	$66
Current Liabilities	319	14,148
Net Working Capital (Deficit)	$1,442	$(14,082)

As of March 31, 2013 we had cash on hand of $1,761. Our net working capital increased from a working capital deficit of $14,082 at September 30, 2012 to a positive working capital balance of $1,442 at March 31, 2013 as a result of our funds raised during our ongoing second public offering of shares. Since the date of our incorporation, we have raised $97,000 through sales of our common shares. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through shareholder advances from our President.

Cash Flows
	Six months ended March 31, 2013	Six months ended March 31, 2012	Exploration Stage March 3, 2010 to March 31, 2013

Net cash provided (used) by Operating Activities	$(25,100)	$(26,968)	(87,739)
Net cash provided (used) by Investing Activities	-	-	(7,500)
Net cash provided (used) in Financing Activities	26,795	38,480	97,000
Increase (Decrease) in Cash during the Period	1,695	11,512	1,761
Cash, Beginning of Period	66	197	-
Cash, End of Period	$1,761	$11,709	1,761

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, no material changes were made to the Company’s internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At March 31, 2013, we had cash in the amount of $1,761 and working capital of $1,442. We incurred a net loss of $18,976 for the six month period ended March 31, 2013 and have incurred losses since inception of $95,558. If we are not successful in selling a substantial number of common shares included in our second public offering, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we will need to find other sources of capital and may become insolvent and fail if we are unsuccessful in these efforts and any investment made into our company will be lost in its entirety.

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

Risks Associated With Our Common Stock:

Our CEO and Sole Director has voting control of the Company due to his majority ownership position and this may negatively impact the interests of other shareholders.

Our sole director and officer presently has effective voting control of our Company and this may negatively impact other investors if our sole director and officer does not act in their interests, or administer the Company effectively, because other shareholders are presently not be able to successfully vote to remove our sole director and officer from his positions with the Company.

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

Once trading of our stock begins, the market price for our common stock will vary from the $0.02 price included in our two public common stock offerings. This could result in substantial losses for investors. Market price fluctuations may occur in response to a number of factors, some of which are beyond our control. Significant among these are that because we arbitrarily set the selling price of the securities which were offered at $0.02 per share. Once a market develops for our securities, fluctuations may result if we did not accurately set this price.

No public market for our common stock currently exists and an active trading market may not develop or be sustained for common shares.

There is currently no public market for our common stock. We cannot be certain that an active trading market for our common stock will develop or be sustained following the public listing of our common shares.

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

Dated: May 6, 2013