Form 10-Q/A
period 2013-03-31
DANE EXPLORATION INC.
filed 2013-06-19
CIK 1511325

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒   No ☐

The issuer had 53,600,000 shares of common stock issued and outstanding as of June 19, 2013.

EXPLANATORY NOTE:

This Form 10-Q/A has been filed by Dane Exploration Inc. to amend its designation per Rule 12b-2 of the Exchange Act to report that the registrant is a shell company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANE EXPLORATION INC.

/s/ David Christie
David Christie
President & CEO, CFO, PAO,
Secretary and Treasurer,
Director, and Board Chair

Dated:  June 19, 2013