Form 10-Q
period 2013-06-30
DANE EXPLORATION INC.
filed 2013-08-14
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

The issuer had 53,600,000 shares of common stock issued and outstanding as of August 14, 2013.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Condensed Balance Sheets at June 30, 2013 (unaudited) and September 30, 2012	1

Unaudited Condensed Statements of Operations for the three and nine months periods ended June 30, 2013 and June 30, 2012 and the Exploration Stage Period of March 3, 2010 through June 30, 2013	2

Unaudited Condensed Statements of Cash Flows for the nine months periods ended June 30, 2013 and June 30, 2012 and the Exploration Stage Period of March 3, 2010 through June 30, 2013	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. Other Information	31

Item 1. Legal Proceedings	31

Item 1a. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

Signatures	42

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Balance Sheets

	June 30, 2013 (unaudited)	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$1,299	$66
Prepaid expenses	354	—
Total current assets	1,653	66

Total Assets	$1,653	$66

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$750	$6,443
Shareholder advances	5,000	7,705
Total current liabilities	5,750	14,148

Total Liabilities	5,750	14,148

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,600,000 and 51,875,000 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	$53,600	$51,875
Additional paid-in capital	43,400	10,625
Deficit accumulated during the exploration stage	(101,097)	(76,582)
Total stockholders’ deficit	(4,097)	(14,082)

Total Liabilities and Stockholders’ Deficit	$1,653	$66

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30, 2013		Three months ended June 30, 2012		Nine months ended June 30, 2013		Nine months ended June 30, 2012		March 3, 2010 (inception) through June 30, 2013

OPERATING EXPENSES:
Exploration expenses		$—		$—		$—		$2,280	$8,999
Professional fees		3,270		2,125		16,679		14,358	60,725
General and administrative expenses		2,269		3,191		7,836		7,099	23,873
Impairment of mineral properties		—		—		—		—	7,500
Total operating expenses		5,539		5,316		24,515		23,737	101,097

Net Loss		$(5,539)		$(5,316)		$(24,515)		$(23,737)	$(101,097)

Basic and diluted loss per common share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average shares outstanding		53,600,000		50,000,000		53,284,066		50,000,000

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2013	Nine months ended June 30, 2012	March 3, 2010 (inception) through June 30, 2013

Cash flows from operating activities:
Net loss for the period	$(24,515)	$(23,737)	$(101,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(354)	(2,142)	(354)
Accounts payable	(5,693)	(9,100)	750
Net cash used in operating activities	(30,562)	(34,979)	(93,201)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash used in investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	34,500	36,500	97,000
Net Shareholder advances	(2,705)	1,980	5,000
Net cash provided by financing activities	31,795	38,480	102,000

Net increase in cash	1,233	3,501	1,299

Cash, beginning of period	66	197	—

Cash, end of period	$1,299	$3,698	$1,299

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited financial statements included herein have been prepared by Dane Exploration Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements of the Company as of June 30, 2013 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (ASC 930). An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. No impairment losses were recorded during the three month periods ended June 30, 2013 or June 30, 2012, respectively.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine months period ended June 30, 2013 of $24,515; has accumulated losses of $101,097 since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended June 30, 2013, we addressed this going concern issue by raising cash of $34,500 through a public offering of our common shares which were registered with the Securities and Exchange Commission through filing of a Form S-1 which became effective September 27, 2012. The continuation of the Company is dependent upon the success of further offerings of shares to the public and continuing financial support of stockholders of the Company and management. As of June 30, 2013, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through its ongoing public offering of shares. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 4 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2012, related party transactions included further advances from our president to the Company of $1,980. In addition to the current year advances, advances from our president to the Company totaled $7,705 as of September 30, 2012. These advances are non-interest bearing and are payable on demand.

During the nine months ended June 30, 2013, the Company repaid our president $7,705 owed to him for advances he had made to the Company. During the three month period ended June 30, 2013, the Company received an additional advance of $5,000 from our President leaving an ending balance of $5,000 in shareholder advances at June 30, 2013. This shareholder advance is unsecured, non-interest bearing and payable on demand.

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

Based on the claims extension to December 19, 2013, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year.

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

Note 6 – Common Stock (continued)

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

On July 1, 2013, the Company’s common stock became traded publicly on the OTCBB under the symbol: DANE.

Recent Developments

Designation as 'Shell Company'

On June 19, 2013, the Company filed a Form 10-Q/A to amend its designation per Rule 12b-2 of the Exchange Act to report that Dane Exploration is a 'Shell Company.'

Issuance of Stock Symbol by FINRA

On July 1, 2013, the Financial Industry National Regulatory Authority ('FINRA') approved a market-maker application to post Dane Exploration's shares for public trading on the OTCBB under the symbol: DANE.

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

Pegmatites	A pegmatite is a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size.

Porphyritic Granite	Granite rock with two grain sizes, containing large crystals (phenocrysts) of orthoclase feldspar (reddish) and smaller granite-size grains of quartz.

Proterozoic	The Proterozoic eon is an interval of geologic time of nearly 2 billion years extending from about 2500 million years ago (‘mya’) to about 542 mya.

Quartz Monzonite	Quartz monzonite (or adamellite) is an intrusive igneous rock that has an approximately equal proportion of orthoclase and plagioclase feldspars.

Tertiary Sediments	The Tertiary record of the sediments is essentially restricted to the Paleogene strata (namely, those of Paleocene–late Oligocene age).

Exploration Plan Timetable

Our exploration plan timetable is contingent on the further funds we may be able to raise. At present, we project the following timetable:

PHASE Description	Projected completion date

Phase One – due diligence(1): Preliminary Geological due diligence including: purchase of maps, air photographs and publications, and review of files at British Columbia Geological Survey Branches	Complete

Phase One – initial field work(2)(3): - Mobilization to Cassiar district and purchase of equipment & provisions - Preparation of assays and generation of maps	August 2014(3)

Phase Two – initial drilling and trenching(4):
- Mobilization to Cassiar district and purchase of equipment & provisions
- Rental and logistics of drill and backhoe based on a small Kabota type tracked backhoe and use of ATV’s to access target zones
- Preparation of assays and generation of maps
- Preparation of analytical reports to assess samples produced from drilling and trenching
September 2015(4)

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
Limited Diamond Drilling Program - completion date undetermined(7)
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

(continued)

Notes (continued):

(3)
The Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions. The field season at this elevation generally covers a period of June 1st to October 15th. As a result, we expect that the Initial Field Work component of Phase One will not be completed before August 2014. If we do not raise sufficient capital by late August 2014 to fund our Phase One Initial Field Work, this component of Phase One will be merged into Phase Two and our estimated completion date for Phase One Initial Field Work will be moved to July 2014.

(4)
The estimated September 2015 completion date for Phase Two may be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in spring/summer 2014. Phase Two will be undertaken if further funds can be raised

(5)	Phase Three will only be undertaken if Phases One and Two provide positive indications that further work is warranted.

(6)
The completion date for Phase Three may be moved forward if good weather conditions were to provide an early snow melt and allow an earlier than projected entry to the work sites in the prior spring/summer exploration season. Additionally, we note again that the Judy 1 and McDame Mountain claim sites are located at an approximate elevation of 5,000 feet and can be subject to severe winter weather conditions and this could inhibit any helicopter assisted drilling program and impact our planned timetable.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three and nine month periods ended June 30, 2013 and June 30, 2012; and for the period March 3, 2010 (date of inception) to June 30, 2013 (the 'Exploration Stage').

A summary is as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine months Ended June 30, 2013	Nine months Ended June 30, 2012	Exploration Stage March 3, 2010 to June 30, 2013
Revenue	$-	$-	$-	$-	$-
Expenses	$5,539	$5,316	$24,515	$23,737	$101,097
Net Loss	$(5,539)	$(5,316)	$(24,515)	$(23,737)	$(101,097)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-   Exploration costs
-   Professional fees
-   General and administrative expenses
-   Impairment of mineral properties

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three and nine month periods ended June 30, 2013 and June 30, 2012 were $nil and $nil compared to $nil and $2,280, respectively. Expenses for the exploration stage totaled $8,999. The comparative change between the three and nine month periods ended June 30, 2013 versus the same periods ended June 30, 2012 is accounted for by payments being required during these periods in fiscal 2012 for 'fees in lieu of work performed' made to BC Mines to extend the Company's claims. No such payments were required during these periods during fiscal 2013 because the Company had performed exploration work during the fourth quarter of fiscal 2012 which had the effect of extending its claims until December 19, 2013. We predict the level of these costs will remain the same during the balance of fiscal 2013.

Professional fees
Professional and consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three and nine month periods ended June 30, 2013 and June 30, 2012 professional and consultant fees were $3,270 and $16,679 compared to $2,125 and $14,358, respectively. The comparative period over period changes are due to varying costs related to our separate filing of two Form S-1s during fiscal 2012 and fiscal 2013. Professional fees for the exploration stage totaled $60,725. We anticipate professional and consultant fees will remain the same during the balance of fiscal 2013.

General and administrative expenses
General and administrative expenses are comprised of fees paid to file our reports to the SEC's EDGAR system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and office expenses. General and administrative expenses for the three and nine month periods ended June 30, 2013 and June 30, 2012 were $2,269 and $7,836 compared to $3,191 and $7,099, respectively. The comparative period over period change was due to varying costs related to our separate filing of two Form S-1s during fiscal 2012 and fiscal 2013. General and administration expenses for the Exploration Stage totaled $23,873. We anticipate general and administrative Expenses will remain at current levels during the balance of fiscal 2013.

Impairment of mineral properties
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil versus $nil and $nil, respectively for the three and nine months ended June 30, 2013 and June 30, 2012. Mineral property impairment charges totaled $7,500 for the Exploration Stage. There was no comparative change in impairment charges between the three and nine month periods ended June 30, 2013 versus June 30, 2012 because no new mineral properties were acquired during any of these periods.

Net Loss
We incurred net losses of $5,539 and $24,515 for the three and nine month period ended June 30, 2013 compared with net losses of $5,316 and $23,737 for the three and nine month period ended June 30, 2013. For the Exploration Stage, our accumulated net loss totaled $101,097.

Liquidity and Capital Resources

Our financial position as at June 30, 2013 and September 30, 2012 was as follows:

Net Working Capital
	As of June 30, 2013	As of September 30, 2012

Current Assets	$1,653	$66
Current Liabilities	5,750	14,148
Net Working Capital (Deficit)	$(4,097)	$(14,082)

As of June 30, 2013 we had cash on hand of $1,299. Our net working capital increased from a working capital deficit of $14,082 at September 30, 2012 to a working capital deficit of $4,097 at June 30, 2013 as the result of funds raised during our ongoing second public offering of shares and a shareholder advance from our President. Since the date of our incorporation, we have raised $97,000 through sales of our common shares and $5,000 from shareholder advances from our President. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through shareholder advances from our President.

Cash Flows
	Nine months ended June 30, 2013	Nine months ended June 30, 2012	Exploration Stage March 3, 2010 to June 30, 2013

Net cash provided (used) by Operating Activities	$(30,562)	$(34,979)	(93,201)
Net cash provided (used) by Investing Activities	-	-	(7,500)
Net cash provided (used) in Financing Activities	31,795	38,480	102,000
Increase (Decrease) in Cash during the Period	1,233	3,501	1,299
Cash, Beginning of Period	66	197	-
Cash, End of Period	$1,299	$3,698	1,299

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, no material changes were made to the Company’s internal control over financial reporting.

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

Based on the claims extension to December 19, 2013, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year. Failure to do work or pay the cash in lieu will result in forfeiture of title and would have a material adverse effect on the financial condition of our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At June 30, 2013, we had cash in the amount of $1,299 and working capital deficit of $4,097. We incurred a net loss of $24,515 for the nine month period ended June 30, 2013 and have incurred losses since inception of $101,097. If we are not successful in acquiring further shareholder advances from our President and/or successfully raising funds through other methods such as private placements of our common shares, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we may become insolvent and fail.

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

Dane is designated as a 'Shell Company' which may negatively affect trading of our shares.

The SEC, through Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities and Exchange Act of 1934, has defined a 'Shell Company' as being a company (other than an asset-backed issuer), which has “no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other Assets.” Dane is presently designated as a 'Shell Company' and this designation may have a negative impact on investor interest in the Company.

Our stock price is subject to fluctuation because we are publicly traded.

Dane Exploration is publicly listed on the OTCBB under the symbol DANE. The market price for our common stock will vary from the $0.02 price included in our two public common stock offerings. Market price fluctuations may occur in response to a number of factors, some of which are beyond our control and we cannot be certain that an active trading market for our common stock will develop or be sustained.

Trading on the OTCBB and other over the counter trading systems can be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to sell their shares.

Trading in stock quoted on the OTCBB and other over the counter trading systems (such as the OTCQB, or Pink Sheets) is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility may depress the market price of our common stock for reasons unrelated to operating performance. Moreover, neither the OTCBB and other over the counter trading systems are stock exchanges, and trading of securities on these systems is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty selling their shares at any particular point in time.

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

Dated: August 14, 2013