Form 10-K
period 2013-09-30
DANE EXPLORATION INC.
filed 2013-12-31
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter The aggregate market value of the 3,600,000 commons shares of the registrant owned by non-affiliates is $540,000 based on a last trade price of $0.15 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,600,000 common shares were issued and outstanding as of December 30, 2013.

Documents incorporated by reference: None

ii

DANE EXPLORATION INC.
(An Exploration Stage Company)

PART I
ITEM 1.	Description of Business	1
ITEM 1A.	Risk Factors	1
ITEM 1B.	Unresolved Staff Comments	10
ITEM 2.	Properties	10
ITEM 3.	Legal Proceedings	26
ITEM 4.	Mine Safety Disclosures	26

PART II
ITEM 5.	Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6.	Selected Financial Data	28
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	29
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 8.	Financial Statements and Supplementary Data:	37
	Report of Independent Registered Public Accounting Firm	38
	Balance Sheets at September 30, 2013 and September 30, 2012	39
	Statements of Operations for the years ended September 30, 2013 and September 30, 2012 and the period from March 3, 2010 (date of inception) to September 30, 2013	40
	Statement of Stockholders’ Equity from March 3, 2010 (date of inception) to September 30, 2013	41
	Statements of Cash Flows for the years ended September 30, 2013 and September 30, 2012 and the period from March 3, 2010 (date of inception) to September 30, 2013	42
	Notes to Financial Statements	43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
ITEM 9A.	Controls and Procedures	51
ITEM 9B.	Other Information	52

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	53
ITEM 11.	Executive Compensation	55
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	58
ITEM 14.	Principal Accounting Fees and Services	59

PART IV
ITEM 15.	Exhibits, Financial Statements Schedules	60
SIGNATURES		60

iii

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

(Hereinafter Dane Exploration Inc. may herein be referred to: “Dane Exploration”, “Dane”, “We”, “Us”, the “Registrant”, or the “Company”).

The Company’s common stock traded publicly on the OTC Bulletin Board (OTC-BB) market and its trading symbol is: DANE.

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

Based on the claims extension to December 24,  2014, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2014; $7,242 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2014; $14,484 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year. Failure to do work or pay the cash in lieu will result in forfeiture of title and would have a material adverse effect on the financial condition of our company.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At September 30, 2013, we had cash in the amount of $1,310 and working capital deficit of $21,578. We incurred a net loss of $41,996 for the year ended September 30, 2013 and have incurred losses since inception of $118,578. If we are not successful in acquiring further shareholder advances from our President and/or successfully raising funds through other methods such as private placements of our common shares, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we may become insolvent and fail.

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

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Description of Properties

Ownership Interest

On July 22, 2010, the Company purchased the Judy 1 claim tenure 1024577 and the McDame Mountain claim tenure 1024578 (collectively the ‘Judy Claims’) located in Northwest British Columbia, Canada from Mr. S.G. Diakow, an independent prospector. The Judy Claims are presently registered to Mr. S.G. Diakow and are held in trust for Dane Exploration Inc. A mineral exploration license is issued for one year. In order to maintain the claims, we must we must perform work on the claims or pay a fee in lieu of work expenditures. As long as the fees are paid, no work has to be performed to maintain the claims in good order. The renewal fees may increase in the future. We do not own any real property interest in the claims or any other property.

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

Based on the extension of the claims to December 24, 2014, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2013; $6,194 for fiscal year 2014; $9,419 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2013; $12,387 for fiscal year 2014; $18,839 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year. Failure to do work or pay the cash in lieu of work will result in forfeiture of title.

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

Plan of Exploration

A detailed plan of exploration for our properties can be found further in this Report on page 29 under the section titled “Management’s Discussion and Analysis”.

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

Office Premises
Our principal office is located at the home of our CEO. Our contact details are: Address: 500 McLeod Trail East - #5178, Bellingham, Washington, USA 98226; Telephone (866) 676-7678; Fax (866) 676-7678; Email: dchristie@daneexploration.com. Our office premises are provided to us at no charge by David Christie, our sole director and officer.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-The-Counter Bulletin Board stock market ("OTC-BB") under the symbol: 'DANE'. Because we are quoted on the OTC-BB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a major national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC-BB since we were listed on July 1, 2013 through to our fiscal year end of September 30, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade

FY2013:
September 30, 2013	$-	-	-

Shareholders

On December 30, 2013, there were 20 shareholder of record of the 53,600,000 shares outstanding of our common stock.

Dividends

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash or stock dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Re-Purchase of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

	FISCAL 2013	FISCAL 2012	FISCAL 2011	FISCAL 2010
	$	$	$	$
Operating Revenue:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil	Nil

Net Income/(Loss):
Quarter One - Three Months to December 31st	(13,677)	(1,131)	(6,948)	n/a
Quarter Two - Three Months to March 31st	(5,299)	(17,291)	(12,632)	Nil
Quarter Three - Three Months to June 30th	(5,539)	(23,737)	(13,644)	(121)
Full Year - Twelve Months to September 30th	(41,996)	(36,089)	(27,860)	(12,633)

Earnings/(Loss) per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil	Nil

Cash:
Quarter One - Three Months to December 31st	5,755	57	4,295	n/a
Quarter Two - Three Months to March 31st	1,761	11,709	195	Nil
Quarter Three - Three Months to June 30th	1,299	3,698	4,162	4,879
Full Year - Twelve Months to September 30th	1,310	66	197	12,367

Total assets:
Quarter One - Three Months to December 31st	6,741	407	6,145	n/a
Quarter Two - Three Months to March 31st	1,761	12,291	545	Nil
Quarter Three - Three Months to June 30th	1,653	6,190	4,512	4,879
Full Year - Twelve Months to September 30th	1,601	66	547	12,367

Total stockholders’ (deficit) equity:
Quarter One - Three Months to December 31st	6,741	(16,624)	5,420	n/a
Quarter Two - Three Months to March 31st	1,442	2,586	(264)	Nil
Quarter Three - Three Months to June 30th	(4,097)	(2,730)	(1,297)	4,879
Full Year - Twelve Months to September 30th	(21,578)	(14,082)	(15,493)	12,367

Total liabilities and stockholders’ (deficit) equity:
Quarter One - Three Months to December 31st	6,741	407	6,145	n/a
Quarter Two - Three Months to March 31st	1,761	12,291	545	Nil
Quarter Three - Three Months to June 30th	1,653	6,190	4,512	4,879
Full Year - Twelve Months to September 30th	1,601	66	547	12,367

Cash dividends per share:
Quarter One - Three Months to December 31st	Nil	Nil	Nil	n/a
Quarter Two - Three Months to March 31st	Nil	Nil	Nil	Nil
Quarter Three - Three Months to June 30th	Nil	Nil	Nil	Nil
Full Year - Twelve Months to September 30th	Nil	Nil	Nil	Nil

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

On July 1, 2013, the Company’s common stock became traded publicly on the OTC-BB under the symbol: DANE.

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

Results of Second Public Shares Offering

During the year ended September 30, 2013, the Company completed its second public share offering which comprised sale of a total of 1,775,000 common shares. These shares were sold to non-related parties at a price of $0.02 per share for total consideration of $35,500. Our second public offering began on September 27, 2012 and expired on March 25, 2013.

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the years ended September 30, 2013 and September 30, 2012; and the Period March 3, 2010 (date of inception) to September 30, 2013 (the 'Exploration Stage').

A summary is as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Exploration Stage
Revenue	$-	$-	$-
Expenses	$41,996	$36,089	$118,578
Net Loss	$(41,996)	$(36,089)	$(118,578)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-  Exploration costs
-  Professional & consultant fees
-  Administrative expenses
-  Impairment of mineral properties

Exploration costs
Exploration costs totaled $nil for the year ended September 30, 2013 compared to $7,688 for the year ended September 30, 2012. Expenses for the Exploration Stage totaled $8,999. The year over year decrease in these expenses was due to a delay in implementation of our exploration plans due to limited capital reserves. During fiscal 2012, these expenses were comprised of costs for an aerial geophysical survey, due diligence work, and property maintenance charges. We cannot at this time accurately predict the level of these costs during fiscal 2014.

Professional & consultant fees
Professional & consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. During the year ended September 30, 2013 these fees totaled $20,408 compared with $18,208 for the year ended September 30, 2012. For the Exploration Stage, these costs totaled $64,454. The moderate year over year increase in these expenses was related to legal and accounting costs arising from our initiative to become publicly traded. We anticipate professional & consultant fees will decrease moderately during the fiscal 2014.

Administrative Expenses
Administrative expenses were $21,588 for the year ended September 30, 2013 compared with $10,193 during the year ended September 30, 2012. For the Exploration Stage, administrative expenses totaled $37,625. These expenses are comprised of Edgar agent filing fees, stock transfer agent fees and general office expenses. The year over year increase in these expenses was primarily related to EDGAR filing and regulatory costs from our initiative to become publicly traded. We anticipate administrative expenses will decrease during the upcoming fiscal year.

Mineral Properties Impairment
As required by generally accepted accounting principles, at year end date of September 30, 2013 the Company undertook a review of the Company’s exploration projects and affirmed an impairment charge of $7,500 which had been recorded against mineral property purchases during the year ended September 30, 2010. Mineral properties impairment charges were $nil for the year ended September 30, 2013 and totaled $7,500 for the Exploration Stage.

Net (Loss)
We incurred a net loss of $41,996 for the year ended September 30, 2013, compared with a net loss of $36,089 for the period ended September 30, 2012. For the Exploration Stage, the Net Loss totaled $118,578.

Liquidity and Capital Resources

Our financial position as at September 30, 2013 and September 30, 2012 was as follows:

Net Working Capital
	As of September 30, 2013	As of September 30, 2012

Current Assets	$1,601	$66
Current Liabilities	23,179	14,148
Net Working Capital (Deficit)	$(21,578)	$(14,082)

As of September 30, 2013 we had cash on hand of $1,310. Our net working capital decreased from a working capital deficit of $14,082 at September 30, 2012 to a working capital deficit of $21,578 at September 30, 2013 as a result of expenditures related to our initiative to become publicly traded. Since the date of our incorporation, we have raised $97,000 through the subscription of common shares and $11,000 through shareholder advances from our president. We estimate we will need to raise additional funds during the coming twelve months.

Cash Flows
	As of September 30, 2013	As of September 30, 2012

Net cash provided used in Operating Activities	$(36,551)	$(39,611)
Net cash provided used in Investing Activities	-	-
Net cash provided by Financing Activities	37,795	39,480
Increase (Decrease) in Cash during the Period	(1,244)	(131)
Cash, Beginning of Period	66	197
Cash, End of Period	$1,310	$66

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

Employees

As of September 30, 2013, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	38

Financial Statements for the years ended September 30, 2013, September 30, 2012, and for the period from March 3, 2010 (date of inception) to September 30, 2013:

Balance Sheets	39

Statements of Operations	40

Statement of Stockholders’ Deficit	41

Statements of Cash Flows	42

Notes to Financial Statements	43

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dane Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Dane Exploration Inc. (an Exploration Stage Company) (the Company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period March 3, 2010 (date of inception) to September 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Dane Exploration Inc. (an Exploration Stage Company) as of September 30, 2013, and the results of its operations and cash flows for the year ended September 30, 2013, and for the period September 23, 2010 (date of inception) to September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
December 30, 2013

DANE EXPLORATION INC.
(An Exploration Stage Company)

Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$1,310	$66
Prepaid expenses	291	—
Total current assets	1,601	66

Total assets	$1,601	$66

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,179	$6,443
Shareholder advances	11,000	7,705
Total current liabilities	23,179	14,148

Total liabilities	$23,179	$14,148

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,600,000 and 51,875,000 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively (Note 7)	53,600	51,875
Additional Paid-in Capital (Note 7)	43,400	10,625
Deficit accumulated during the exploration stage	(118,578)	(76,582)
Total stockholders’ deficit	(21,578)	(14,082)

Total liabilities and stockholders’ deficit	$1,601	$66

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Operations

	Year ended September 30, 2013	Year ended September 30, 2012	March 3, 2010 (inception) to September 30, 2013

EXPENSES:
Exploration costs	$—	$7,688	$8,999
Professional fees	20,408	18,208	64,454
General and administrative expenses	21,588	10,193	37,625
Impairment of mineral properties	—	—	7,500
Total expenses	$41,996	$36,089	$118,578

Net loss from operations	(41,996)	(36,089)	(118,578)

Net loss	$(41,996)	$(36,089)	$(118,578)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	53,363,699	50,918,033

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statement of Stockholders’ Deficit
From March 3, 2010 (Inception) to September 30, 2013

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ (Deficit) Equity

Balance at March 3, 2010 (inception)	—	—	—	—	—
Common shares issued for cash at $0.0005 per share July 16, 2010	50,000,000	$50,000	$(25,000)	$—	$25,000
Net loss for year ended September 30, 2010	—	$—	$—	$(12,633)	$(12,633)
Balance, September 30, 2010	50,000,000	$50,000	$(25,000)	$(12,633)	$12,367
Net loss for year ended September 30, 2011	—	$—	$—	$(27,860)	$(27,860)
Balance, September 30, 2011	50,000,000	$50,000	$(25,000)	$(40,493)	$(15,493)
Common shares issued for cash at $0.02 per share March 31, 2012	1,825,000	$1,825	$34,675	$—	$36,500
Common shares issued for cash at $0.02 per share September 27, 2012	50,000	$50	$950	$—	$1,000
Net loss for year ended September 30, 2012	—	—	—	(36,089)	(36,089)
Balance, September 30, 2012	51,875,000	$51,875	$10,625	$(76,582)	$(14,082)
Common shares issued for cash at $0.02 per share November 19, 2012	1,725,000	$1,725	$32,775	$—	$34,500
Net loss for year ended September 30, 2013	—	—	—	(41,996)	(41,996)
Balance, September 30, 2013	53,600,000	$53,600	$43,400	$(118,578)	$(21,578)

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year ended September 30, 2013	Year ended September 30, 2012	March 3, 2010 (inception) to September 30, 2013

Cash flows from operating activities:
Net loss for the period	$(41,996)	$(36,089)	$(118,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities:
Prepaid expenses	(291)	350	(291)
Accounts payable	5,736	(3,872)	12,179
Net cash used in operating activities	(36,551)	(39,611)	(99,190)

Cash flows from investing activities:
Purchase of Mineral Property Claim	—	—	(7,500)
Net cash used in investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	34,500	37,500	97,000
Shareholder advances	3,295	1,980	11,000
Net cash provided by financing activities	37,795	39,480	108,000

Net increase (decrease) in cash	1,244	(131)	1,310

Cash, beginning of period	66	197	—

Cash, end of period	$1,310	$66	$1,310

The accompanying notes to financial statements are an integral part of these financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – Operations

Organization and Description of Business

Dane Exploration, Inc. (“Dane”, "Dane Exploration", “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on March 3, 2010. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been involved in any reclassification, consolidation, or merger arrangements. The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States and our fiscal year end is September 30th. The Company's common stock is quoted on the Over-The-Counter Bulletin Board stock market ("OTC-BB") under the symbol: 'DANE'.

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
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (ASC 930). An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. No impairment losses were recorded during the fiscal years ended September 30, 2013 or September 30, 2012, respectively.

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

Basis and Diluted Loss per Common Share

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

During the years ended September 30, 2013 and September 30, 2012, the Company was not involved in any transactions which required translation of foreign currencies.

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

We did not have any off-balance sheet arrangements as at September 30, 2013, or September 30, 2012.

NOTE 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss of $41,996 for the year ended September 30, 2013; has an accumulated deficit of $118,578 for the period from March 3, 2010 (inception) to September 30, 2013; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Going forward, management will attempt to acquire additional operating capital through public or private offerings of our shares and through debt issuances, until our strategic initiatives create revenue. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 – Related Party Transactions & Shareholder Advances

During the year ending September 30, 2013, related party transactions included further advances from our president to the Company of $11,000 and payments to our president of $7,705, leaving and ending balance of $11,000 payable to our president at September 30, 2013. During the year ended September 30, 2012, the president advanced $1,980 to the Company. These advances are non-interest bearing and are payable on demand.

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

The Judy 1 claim Tenure 1024577 and the McDame Mountain claim Tenure 1024578 each now have an expiry date of December 24, 2014. During the year ended September 30, 2013, new claim tenure dates were established through the filing of a work report with the Government of British Columbia Mineral Titles Branch and through fees in lieu of exploration work performed.

Based on the claims extension to December 24, 2014, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2014; $7,242 for fiscal year 2015; $11,052 for fiscal year 2016; $12,559 for fiscal year 2017 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2014; $14,484 for fiscal year 2015; $22,104 for fiscal year 2016; $25,118 for fiscal year 2017 and for each subsequent fiscal year.

NOTE 7 – Common Stock

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

On September 27, 2012, the Company issued 50,000 common shares related to its second public offering of shares. These shares were sold to a non-related party at a price of $0.02 per share for total consideration of $1,000 as part of an offering of 25,000,000 common shares which the Company registered with the SEC through filing of a Form S-1 which was deemed effective by the SEC on September 27, 2012 and expired on March 25, 2013.

On November 19, 2012, the Company issued an additional 1,725,000 common shares which had been sold to non-related parties at a price of $0.02 per share for total consideration of $34,500 as part of its second public offering of common shares. Total proceeds from the Company's second public offering of shares totalled $35,500.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 8 – Income Taxes

The Company is subject to federal income taxes in the United States. The Company has had no net income and therefore has not paid nor has any income taxes owing.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ended	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$12,633	2030	$4,422	$4,422	$—
2011	$27,860	2031	$9,751	$9,751	$—
2012	$36,089	2032	$12,631	$12,631	$—
2013	$41,996	2032	$14,699	$14,699	$—
	$118,578		$41,503	$41,503	$—

The total valuation allowance for the year ended September 30, 2013 is $41,503 which increased by $14,699 for the year ended September 30, 2013.

As of September 30, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended September 30, 2013, and 2012 and no interest or penalties have been accrued as of September 30, 2013 and 2012. As of September 30, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements

NOTE 9 – Subsequent Event

Subsequent to the year ended September 30, 2013, the Company extended its mining claim tenures to December 24, 2014 through an electronic filing to the Government of British Columbia Mineral Titles Branch's MINFILE system.

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

As of September 30, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2013, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting
During the last quarter of the Company’s fiscal year ended September 30, 2013, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of September 30, 2013, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
David Christie	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary and Treasure	67	March 3, 2010

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

Code of Ethics

We have adopted a Code of Ethics that applies to, and which has been signed by, our President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer and director; and which will apply to, and be signed by, all persons holding similar positions in the future. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Dane Exploration Inc., 500 McLeod Trail East - #5178, Bellingham, Washington, USA 98226 attn: Code of Ethics Request.

Director Compensation

During the year ended September 30, 2013, there were no cash compensation payments, nor stock or option grants made to any directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the salaries and director fees we have paid to our current executive officer(s) in our most recent fiscal year ended September 30, 2013 and since inception. The particulars of this table cover compensation paid by our company to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2013 and September 30, 2012; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the years ended September 30, 2013 and September 30, 2012, who we will collectively refer to as our named executive officer(s) are set out in the following summary compensation table:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs(1) ($)	Securities Underlying Options/SARs(1) (#)	LTIP(2) Payouts ($)	All Other(3) Compensation ($)

David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2013	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2012	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
David Christie President and CEO, CFO, PAO, Secretary and Treasurer, and Director	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

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

Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	David Christie 500 McLeod Trail East - #5178, Bellingham, Washington, USA 98226	50,000,000	93.3%

Common Stock	All Included Persons as a Group	50,000,000	93.3%

Note:
(1)  The denominator for this calculation is based on the 53,600,000 issued and outstanding shares of the Company as of December 30, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The beneficial owner of the common stock listed above, based on information furnished by him, has sole investment and voting power with respect to such shares, subject to community property laws where applicable. David Christie, the sole officer and director of Dane was issued 50,000,000 common shares on July 16, 2010 for consideration of $25,000, which represents 93.3% of the current outstanding stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending September 30, 2013 there were no related party transactions which exceeded $60,000 in value.

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

2013 – $7,300 – Sadler Gibb & Associates LLC
2012 – $6,575 – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2013 – $Nil – Sadler Gibb & Associates LLC
2012 – $Nil – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 – $Nil – Sadler Gibb & Associates LLC
2012 – $Nil – Sadler Gibb & Associates LLC & Madsen & Associates CPAs Inc.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 – $Nil – Sadler Gibb & Associates LLC
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

Dated: December 30, 2013

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Christie
David Christie
President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, Sole Director and Board Chair

Dated: December 30, 2013