Form 10-Q
period 2013-12-31
DANE EXPLORATION INC.
filed 2014-01-17
CIK 1511325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2013

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

The issuer had 53,600,000 shares of common stock issued and outstanding as of January 17, 2014.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Condensed Balance Sheets at December 31, 2013 (unaudited) and September 30, 2013	1

Unaudited Condensed Statements of Operations for the three months periods ended December 31, 2013 and December 31, 2012 and the Exploration Stage Period of March 3, 2010 through December 31, 2013	2

Unaudited Condensed Statements of Cash Flows for the three months periods ended December 31, 2013 and December 31, 2012 and the Exploration Stage Period of March 3, 2010 through December 31, 2013	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. Other Information	31

Item 1. Legal Proceedings	31

Item 1a. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	42

Signatures	42

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Balance Sheets

	December 31, 2013 (unaudited)	September 30, 2013

ASSETS

CURRENT ASSETS
Cash	$1,155	$1,310
Prepaid expenses	2,091	291
Total current assets	3,246	1,601

Total Assets	$3,246	$1,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,137	$12,179
Shareholder advances	21,500	11,000
Total current liabilities	38,637	23,179

Total Liabilities	38,637	23,179

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,600,000 shares issued and outstanding at December 31, 2013 and September 30, 2013	$53,600	$53,600
Additional paid-in capital	43,400	43,400
Deficit accumulated during the exploration stage	(132,391)	(118,578)
Total stockholders’ deficit	(35,391)	(21,578)

Total Liabilities and Stockholders’ Deficit	$3,246	$1,601

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three months ended December 31, 2013		Three months ended December 31, 2012		March 3, 2010 (inception) through December 31, 2013

OPERATING EXPENSES:
Exploration expenses		$1,070		$—	$10,069
Professional fees		9,154		12,000	73,608
General and administrative expenses		3,589		1,677	41,214
Impairment of mineral properties		—		—	7,500
Total operating expenses		13,813		13,677	132,391

Net Loss		$(13,813)		$(13,677)	$(132,391)

Basic and diluted loss per common share	$	Nil	$	Nil
Basic and diluted weighted average shares outstanding		53,600,000		52,662,500

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended December 31, 2013	Three months ended December 31, 2012	March 3, 2010 (inception) through December 31, 2013

Cash flows from operating activities:
Net loss for the period	$(13,813)	$(13,677)	$(132,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Mineral property impairments	—	—	7,500
Net change in operating assets and liabilities
Prepaid expenses	(1,800)	(986)	(2,091)
Accounts payable	4,958	(6,443)	17,137
Net cash used in operating activities	(10,655)	(21,106)	(109,845)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(7,500)
Net cash used in investing activities	—	—	(7,500)

Cash flows from financing activities:
Common stock issued for cash	—	34,500	97,000
Net Shareholder advances	10,500	(7,705)	21,500
Net cash provided by financing activities	10,500	26,795	118,500

Net increase in cash	(155)	5,689	1,155

Cash, beginning of period	1,310	66	—

Cash, end of period	$1,155	$5,755	$1,155

The accompanying notes to financial statements are an integral part of these condensed financial statements

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Dane Exploration Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements of the Company as of December 31, 2013 have been prepared without audit pursuant to the rules and regulations of the Securities Exchange Commission.

It is suggested that these financial statements be read in conjunction with the September 30, 2013 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Amounts shown for September 30, 2013 are based upon the audited financial statements of that date.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (ASC 930). An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. No impairment losses were recorded during the three month periods ended December 31, 2013 or December 31, 2012, respectively.

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

Basic and Diluted Loss per Common Share

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2014 and 2013, none of which are expected to have a material effect on the financial statements of the Company.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three month period ended December 31, 2013 of $13,813; has accumulated losses of $132,391 since inception on March 3, 2010; and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the success of offerings of shares and continuing financial support of stockholders of the Company and management. As of December 31, 2013, we projected the Company would need additional cash resources to operate during the upcoming 12 months and the Company intends to attempt to acquire additional operating capital through shareholder advances from its president. However, there is no assurance that any equity or debt offerings will successfully raise sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DANE EXPLORATION INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 4 – Related Party Transactions & Shareholder Advances

During the three months ended December 31, 2013, the Company received shareholder advances from our  president totaling $10,500 leaving an ending balance of $21,500 owed to him as of December 31, 2013. These shareholder advances are unsecured, non-interest bearing and payable on demand.

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

The Judy 1 claim tenure 1024577 (which replaced claim tenure 735182) and the McDame Mountain claim tenure 1024578 (which replaced claim tenure 821402) each now have an expiry date of December 24, 2014. During the three month period ended December 31, 2013, new claim tenures were established through a filing with the Government of British Columbia Mineral Titles Branch.

Based on the claims 'good to date' of December 24, 2014, further work expenditures must be performed as follows to maintain the claims: $nil for fiscal year 2014; $2,392 for fiscal year 2015; $5,408 for fiscal year 2016; $6,114 for fiscal year 2017; $8,523 for fiscal year 2018; $9,172 for fiscal 2019; $11,522 for fiscal 2010; and $12,229 for fiscal 2021 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2014; $4,783 for fiscal year 2015; $10,815 for fiscal year 2016; $12,228 for fiscal year 2017; $17,045 for fiscal year 2018; $18,343 for fiscal 2019; $23,044 for fiscal 2020; $24,458 for fiscal 2021 and for each subsequent fiscal year.

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

Recent Developments

Claims re-staking

On December 19, 2013, the Company's mineral claims temporarily lapsed due to an administrative error by the Company. On December 24, 2013, the Company re-established its mining claim tenures for a one year period through an electronic filing to the Government of British Columbia Mineral Titles Branch's MINFILE system.

Exploration properties description and location

Summary Description and Location

The Judy Claims are located 2 km (1.5 miles) northeast of Cassiar, British Columbia, Canada and lie at high elevation on McDame Mountain. The area has a long history of mineral exploration. The geological setting is a structurally complex area of Sylvester allochthon and Cassiar batholith granitic intrusions and appears favorable for the discovery of epithermal gold and silver deposits. The tenures comprise an area of 611.44 hectares (1,510.86 acres) (see figures 4 and 5) and are road accessible at elevations from approximately 1,100 meters (3,600 feet) to more than 1,500 meters (5,000 feet). (Please see Glossary of Certain Technical Terms on page 21 for definitions of geological terms used herein).

Ownership Interest

On July 22, 2010, the Company purchased the Judy 1 claim tenure 735182 (re-staked on December 24, 2014 as claim tenure 1024577) and the McDame Mountain claim tenure 821402 (re-staked on December 24, 2014 as claim tenure 1024578) (collectively the ‘Judy Claims’) located in Northwest British Columbia, Canada from an independent prospector. The Judy Claims are presently registered to the independent prospector and are held in trust for Dane Exploration Inc.

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

Physiography

The Cassiar Mountains occupy the southwest and southern parts of the McDame map sheet National Topographic Series (NTS) 104 P. This is a rugged region exhibiting many features typical of alpine glaciations and having a maximum relief of about 4,000 feet. The principal rivers flow through the mountains in deep, relatively broad, U-shaped valleys. All streams belong to the Arctic drainage system and flow into Liard River or its tributaries. Structural trends in underlying rocks appear to be a major control for valleys of the southeasterly flowing part of Red River, Wadin Creek, and streams east of Solitary Lake. Elsewhere stream directions and structural trends in underlying bedrock are apparently not related.

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

RESULTS OF OPERATIONS

The following discussion and analysis covers material changes in the financial condition of Dane during the three month periods ended December 31, 2013 and December 31, 2012; and for the period March 3, 2010 (date of inception) to December 31, 2013 (the 'Exploration Stage').

A summary is as follows:
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Exploration Stage March 3, 2010 to December 31, 2013

Revenue	$-	$-	$-
Expenses	$13,813	$13,677	$132,391
Net Loss	$(13,813)	$(13,677)	$(132,391)

Revenues

Dane did not earn revenues during the periods included in the financial statements in this report.

Expenses

Our operating expenses are classified into four categories:

-  Exploration costs
-  Professional fees
-  General and administrative expenses
-  Impairment of mineral properties

Exploration costs
Exploration costs are comprised of all exploration related expenses for development of our mineral claims. Exploration costs for the three month periods ended December 31, 2013 and December 31, 2012 were $1,070 compared to $nil. Expenses for the exploration stage totaled $10,069. The comparative change between the three month period ended December 31, 2013 versus the same period ended December 31, 2012 is accounted for by payments made to re-stake the Company's mineral claims. No such payments were required during these periods during fiscal 2013. We cannot predict the level of these costs during the balance of fiscal 2014.

Professional fees
Professional and consultant fees are comprised of fees for work performed by audit, legal and accounting professionals. For the three month periods ended December 31, 2013 and December 31, 2012 professional and consultant fees were $9,154 compared to $12,000. The variance in period over period costs are related to our filing of a Form S-1 during fiscal 2013. Professional fees for the exploration stage totaled $73,608. We anticipate professional and consultant fees will remain the same during the balance of fiscal 2014.

General and administrative expenses
General and administrative expenses are comprised of fees paid to file our reports to the SEC's EDGAR system; transfer agent fees; filing fees paid to the Nevada Secretary of State; and office expenses. General and administrative expenses for the three month periods ended December 31, 2013 and December 31, 2012 were $3,589 compared to $1,677. The comparative period over period change was due to increased accounting costs. General and administration expenses for the Exploration Stage totaled $41,214. We anticipate general and administrative Expenses will remain at current levels during the balance of fiscal 2014.

Impairment of mineral properties
As of September 30, 2010, the Company determined its investment in mineral properties was impaired and recorded a related impairment loss. Mineral properties impairment charges were $nil and $nil for the three month periods ended December 31, 2013 and December 31, 2012. Mineral property impairment charges totaled $7,500 for the Exploration Stage. There was no comparative change in impairment charges between the three month periods ended December 31, 2013 versus December 31, 2012 because no new mineral properties were acquired during these periods.

Net Loss
We incurred a net loss of $13,813 for the three month periods ended December 31, 2013 compared with a net loss of $13,677 for the three month period ended December 31, 2012. For the Exploration Stage, our accumulated net loss totaled $132,391.

Liquidity and Capital Resources

Our financial position as at December 31, 2013 and September 30, 2013 was as follows:

Net Working Capital
	As of December 31, 2013	As of September 30, 2013

Current Assets	$3,246	$1,601
Current Liabilities	38,637	23,179
Net Working Capital (Deficit)	$(35,391)	$(21,578)

As of December 31, 2013 we had cash on hand of $1,155. Our net working capital decreased from a working capital deficit of $21,578 at September 30, 2013 to a working capital deficit of $35,391 at December 31, 2013 as a result of funds raised from a shareholder advance from our President. Since the date of our incorporation, we have raised $97,000 through sales of our common shares and $21,500 from shareholder advances from our President. We estimate we will need to raise additional funds during the coming twelve months and project we will be able to raise these funds through shareholder advances from our President.

Cash Flows
	Three months ended December 31, 2013	Three months ended December 31, 2012	Exploration Stage March 3, 2010 to December 31, 2013

Net cash used by Operating Activities	$(10,655)	$(21,106)	$(109,845)
Net cash used by Investing Activities	-	-	(7,500)
Net cash provided by Financing Activities	10,500	26,795	118,500
Increase (decrease) in Cash during the Period	(155)	5,689	1,155
Cash, Beginning of Period	1,310	66	-
Cash, End of Period	$1,155	$5,755	$1,155

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, no material changes were made to the Company’s internal control over financial reporting.

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

Based on the claims 'good to' date of December 24, 2014, further work expenditures must be performed as follows to maintain the claims: $nil fiscal year 2014; $2,392 for fiscal year 2015; $5,408 for fiscal year 2016; $6,114 for fiscal year 2017; $8,523 for fiscal year 2018; $9,172 for fiscal 2019; $11,522 for fiscal 2010; and $12,229 for fiscal 2021 and for each subsequent fiscal year. Alternatively, if payments in lieu of work performed are used to maintain the claims, these costs translate to $nil for fiscal year 2014; $4,783 for fiscal year 2015; $10,815 for fiscal year 2016; $12,228 for fiscal year 2017; $17,045 for fiscal year 2018; $18,343 for fiscal 2019; $23,044 for fiscal 2020; $24,458 for fiscal 2021 and for each subsequent fiscal year.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At December 31, 2013, we had cash in the amount of $1,155 and working capital deficit of $35,391. We incurred a net loss of $13,813 for the three month period ended December 31, 2013 and have incurred losses since inception of $132,391. If we are not successful in acquiring further shareholder advances from our President and/or successfully raising funds through other methods such as private placements of our common shares, we will not have sufficient financial resources to fund our exploration program and will have only limited funds to cover our administrative expenses. In this event, we may become insolvent and fail.

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

These circumstances have lead our independent registered public accounting firm to comment about our company’s ability to continue as a going concern in their audit opinion, which was filed with our September 30, 2013 Form 10-K. Management's primary funding strategy is to raise additional capital through a public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties entails significant risks and is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
■	Availability and costs of financing;
■	Ongoing costs of production;
■	Market prices for the precious metals to be produced;
■	Environmental compliance regulations and restraints; and
■	Political climate and/or governmental regulation and control.

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

Dated: January 17, 2014