Form 10-Q
period 2014-03-31
PORTUS Corp
filed 2014-05-15
CIK 1511325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-54854

PORTUS CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0654981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive offices)	(Zip Code)

(954) 778-8211
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes        [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 14, 2014, the Registrant had 53,810,000 shares of common stock, par value of $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Portus” mean Portus Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PORTUS CORPORATION - Condensed Balance Sheets

Condensed Balance Sheet

March 31st 2014 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$552

Total current assets	552

Total Assets	$552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Total current liabilities	$-

Total Liabilities	-

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 53,810,000 shares issued and outstanding as of March 31st 2014	$53,810
Additional paid-in capital	(50,710)
Deficit accumulated during the development stage	(2,548)
Total stockholders’ deficit	552

Total Liabilities and Stockholders’ Deficit	$552

Condensed Statement of Operations

(Unaudited)

February 11th 2014 (inception) through March 31st 2014

OPERATING EXPENSES:
Bank Charges	$42
Professional fees	1,000
General and administrative expenses	826
Licenses	680
Total operating expenses

Net Loss	$(2,548)

Basic and diluted loss per common share	$(0.00)
Basic and diluted weighted average shares outstanding	53,808,125

Condensed Statements of Cash Flows

(Unaudited)

February 11th 2014 (inception) through March 31st 2014

Cash flows from operating activities:
Net loss for the period	$(2,548)

Net cash used in operating activities	(2,548)

Cash flows from financing activities:
Common stock issued for cash	3,000
Contribution to capital	100

Net cash provided by financing activities	3,100

Net increase in cash	552

Cash, beginning of period	-

Cash, end of period	$552

Non Cash Financing Activities
Reverse merger	53,800

Portus Corporation

Notes to Financial Statements

1.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto filed on Form 8-K.  In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2013 annual financial statements have been omitted.

2.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has incurred losses.  In addition, the Company generated negative cash flows from operations during the period from inception through March 31, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.

 Portus Acquisition

On February 11, 2014, we completed the acquisition of the assets that comprise the “Portus Cloud” business (the “Portus Assets”) from Portus Holdings Inc. (“Portus”) in which Portus Holdings Inc. received 50,000,000 shares of common stock and Dane shareholders retained 3,800,000 shares of common stock.  The acquisition of the Portus Assets was completed pursuant to the terms of the Asset Purchase Agreement dated January 29, 2014 (the “Asset Purchase Agreement”) among Portus, the Company, Dane Acquisition Corp. (“Dane Sub”), our wholly owned subsidiary, and David Christie, our sole executive officer, director and majority stockholder at the time of entering into the Asset Purchase Agreement.

Under the terms of the Asset Purchase Agreement, Portus transferred to Dane Sub all of its right, title and interest in and to the Portus Assets. In consideration for the Portus Assets, we issued to Portus 50,000,000 shares of our common stock.

Concurrently, in connection with the closing of the Asset Purchase Agreement, Mr. Christie returned for cancellation 49,800,000 shares of our common stock, representing 99.6% of the shares beneficially owned by him.

The transaction is being treated as a reverse merger and recapitalization of the Portus assets as of February 11, 2014. The Portus assets are deemed to be a business in this transaction.

Upon completion of the acquisition of the Portus Assets, Mr. Christie resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.  Following Mr. Christie’s resignation, G. Dale Murray, II was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director.

4.

 Common Stock

Subsequently on February 20th 2014, Portus Sold 10,000 shares to an accredited investor for $3,000 under the Subscription Agreement.

A contribution by a shareholder of $100 was made in February 2014.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others, general business, economic, competitive, political and social uncertainties; lack of brand awareness; successful development of our food service cloud platform; acceptance of our products by our customers, our limited operating history; market fluctuations; intellectual property infringement claims and retention of key personnel, as well as those factors discussed in the section titled "Part II – Item 1A. Risk Factors.”

Forward looking statements are based on a number of material factors and assumptions, including that consumers will accept cloud platforms, economic conditions in the United States will continue to show modest improvement in the near to medium future, there are no material changes to the competitive environment for the development of a food service cloud platform, we will be able to access sufficient qualified staff, there will be no material changes with our anticipated customer base and there will be no material changes to the tax and other regulatory requirements governing us. While we consider these assumptions to be reasonable based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Part II – Item 1A. Risk Factors.”

We intend to discuss in our quarterly and annual reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report on Form 10-Q. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forwarding looking statement.

We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on March 2, 2010 under the laws of the State of Nevada.  On March 24, 2014, we changed our name to “Portus Corporation” by merging with our wholly owned subsidiary.

On February 11, 2014, we completed the acquisition of the assets that comprise the “Portus Cloud” business (the “Portus Assets”) from Portus Holdings Inc. (“Portus”).  The acquisition of the Portus Assets was completed pursuant to the terms of the Asset Purchase Agreement dated January 29, 2014 (the “Asset Purchase Agreement”) among Portus, the Company, Dane Acquisition Corp. (“Dane Sub”), our wholly owned subsidiary, and David Christie, our sole executive officer, director and majority stockholder at the time of entering into the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, Portus transferred to Dane Sub all of its right, title and interest in and to the Portus Assets. In consideration for the Portus Assets, we issued to Portus 50,000,000 shares of our common stock.  Concurrently, in connection with the closing of the Asset Purchase Agreement, Mr. Christie returned for cancellation 49,800,000 shares of our common stock, representing 99.6% of the shares beneficially owned by him.

Upon completion of the acquisition of the Portus Assets, Mr. Christie resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.  Following Mr. Christie’s resignation, G. Dale Murray, II was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director.

Prior to closing our acquisition of the Portus Assets, we were engaged in the acquisition and exploration of two mineral claims called the “Judy Claims” that are located two kilometers northeast of Cassiar, British Columbia, Canada.  As a result of our acquisition of the Portus Assets, our business is to develop a global, multilingual, cloud-based food and beverage service platform.

To date, we have not earned any revenues from our business.  We are presently in the development stage of developing our food service cloud platform and will be contracting the services of software developers and/or licensing software in order for our food service cloud platform to become operational.  Accordingly, we can provide no assurance that our operations will provide sufficient funds to keep us operational.

RECENT CORPORATE DEVELOPMENTS

Since December 31, 2013, we completed the following corporate developments:

1.

Acquisition of Portus Assets.  On February 11, 2014, we completed the acquisition of the Portus Assets from Portus.  The acquisition of the Portus Assets was completed pursuant to the terms of the Asset Purchase Agreement.  See the section titled “Overview”.

2.

Change of Name to “Portus Corporation”.  Effective March 24, 2014, we changed our name to “Portus Corporation” (the “Name Change”).  To effect the Name Change, our wholly-owned subsidiary, Dane Acquisition Corp., merged with and into us, with our company continuing as the surviving entity.  Other than the Name Change, no other changes were made to our articles of incorporation and shareholder approval for the merger was not be required.

3.

Change in Stock Symbol.  As a result of the Name Change, our OTC Bulletin Board symbol has changed from “DANE” to "PORS" as of March 24, 2014.

OUR BUSINESS

Food Service Cloud Platform

Our business is now focused on creating a multilingual, multiple functionality, and global food and beverage service platform.  Our food service cloud platform is designed to be a global, multilingual, cloud based food and beverage service online “portal” where customers will be able to manage an entire food and beverage service business or enterprise globally and in most languages.

The food and service cloud portal that we are developing is intended to effectively and efficiently manage the food and beverage supply chain from “field to fork”.  In particular, our cloud portal will allow our customers, being institutions (ie. hospitals, military, long-term care facilities and universities), restaurants and dining management, to source, price and order though an internet web browser, without the need of traditional on-site software.  Accordingly, we anticipate that our food service platform will enable our customers to embrace the rapid pace of change in their business, operate with a more complete picture of their business and provide a modern and intuitive user experience, while substantially reducing the cost of their IT associated with their food and beverage operations.

The services that our food service cloud portal will offer are:

Food and Dining Management

Our customers will be able to manage their food operations by sourcing, pricing and ordering food through our internet web browser cloud portal.  Each customer will be able to personalize their portal to provide ordering preferences, track costs and select preferred suppliers, distributors and/or growers.  In a typical transaction, a customer will review supplier costs, sourcing information and timing of deliveries.  Once a customer has found a preferred supplier and/or distributor, a customer will place an order through our cloud portal and then the supplier and/or distributor will receive the order and make the delivery to our customer.

Recipe Management

We are developing our cloud based portal to include a database of recipes accessible to our customers.  Customers will be able to scale, source and price recipes.  Once completed, our customers will place orders based on the calculations provided in our recipe management portal.  In addition, the database will also provide nutritional profiles and preparation instructions to ensure safety and quality control.

Inventory Management & Spend Controls

In the food industry, inventory management is essential to ensure funds are not wasted on unnecessary inventory.  We are developing our system to allow our customers to track inventory, whether on-site or ordered, and set out spending controls.  Our spend controls systems will allow customers to accurately budget their spending and compare anticipated spending to inventory levels.

Staffing Management

Our customers will be able to manage staffing and scheduling directly on the cloud portal.  By creating an “all-in-one” system, customers will be coordinate staffing with deliveries, meal planning and inventory management.  Such coordination allows customers to efficiently manage their business and reducing costs.

Patient Information System

We are also developing our portal specifically for healthcare users by including a patient information system.  The patient information system will allow healthcare systems to integrate their medical records to track patient information for dining operations.  Our goal is to allow healthcare users to reduce redundant data entry, mistakes, outages and wasted meals.

User Accessibility of Our Food Service Cloud Platform

We are currently designing our cloud portal as a “Software as a Service” (“SaaS”), which will allow our customers to access our portal through any internet web browser.  The major characteristics of SaaS are: (i) customers share a single version of the software (application), (ii) customers share the same IT infrastructure and operational resources, (iii) updates are included with the service at no extra charge; (iv) customers enjoy world class security for data center operations, applications and data; (v) service level guarantees that define and ensure up time, backup and disaster recovery; (vi) ongoing maintenance, development and performance tuning; and (vii) no perpetual licenses – pay as you go pricing.

Traditionally, the food service industry sources, prices and orders products through traditional on-site software.  Onsite software is generally dedicated to a single workspace, functions one at a time and are limited in scope and size to the internal resources that are available.  In addition, traditional software requires that a client maintain adequate IT personnel to ensure that proper functionality.

The two most significant differences between cloud based software and traditional on site software programs is that the user no longer owns the software and it does not matter where the software is located. Users simply pay to use the application. SaaS can be accessed at any time and from any place from any Internet-connected device (PC, Laptop, Tablet or Smart Phone, etc.).

We are also in the process of developing our cloud platform to be multilingual.  Initially, we anticipate that our food service cloud platform will be accessible in English, French, Portuguese, Spanish or German.  By utilizing a multilingual translator, our customers will be able to source foods in regions where a foreign language may be a barrier to entry.  It will also enable the creation of recipes and menus, sourcing, costing and ordering the ingredients for proper preparation and presentation and where needed clinical feedback and in multiple languages.

Sales and Market

Sale of Services

Once our food service cloud platform is operational, we intend to derive revenue from two primary sources:

1.

Transaction Fees.  Transaction fees will consist of fees charged to providers along the supply chain to access our customers.  As we are in the development stage, we have yet to determine a final pricing model.

2.

Advertising Revenue.  We also plan to monetize our business by charging food providers to advertise on our food service cloud platform.  The advertising rate will be determined at a later date in conjunction with the number of users.

Our ability to derive revenues is subject to a successful launch of the food service cloud platform, of which there is no assurance.

Market for Services

We are currently focused on providing our services to the food service sector, which includes institutions, restaurants and dining management.  We believe that there is increasing awareness and focus of proper nutrition and the growing concern by the public in general to reduce obesity and diabetes in the U.S. Our services will provide the tools to improve the way people eat.  The core business segments below represent our target markets for our food service cloud platform:

Institutions

The institutions we intend to target include hospitals, assistant living facilities, nursing homes, schools, universities and the armed forces.  Hospitals, skilled nursing, assisted living, schools, universities, and armed services receive the benefit of scalable services that provide ingredients, menus, pricing of meals, and barcode inventory management. With this product, the opportunity is created to expand globally to multi-national companies offering an enterprise resource management solution to companies now using many different software platforms that do not interface and work together.

Restaurants

We intend to supply a platform for all restaurants to manage their commercial kitchen operations seamlessly through the cloud.

Dining Management

We intend to enter into contracts with dining management providers and enable them to use our system in accessing recipes, menus, and inventory management applications in their daily operations. We intend this to be a cost-effective solution that improves their operations and ensures quality.

Marketing Strategy

Our objective is to be a leading provider of on-demand application services for the food service industry worldwide.  The key element to our strategy is to create brand awareness by highlighting that our cloud portal is intended to extend product offerings from the current end user to each participant in the supply train, including:

1.

Producers of food products can use our exposure to the end user to identify demand and to advertise their existing and new products to the key purchasers and users of our service.

2.

Manufacturers can populate our data base with their exact nutrient, caloric, and allergen content of any product which will provide them a product placement and competitive advantage. Manufacturers through our service can record all information about their products into our database and track them the entire way to the consumer.

3.

Distributors will have a link with end users allowing the end user to read and link inventories of each as well as pricing and ordering of food by the end user commercial kitchen.

4.

End user commercial kitchen benefits by having access to the entire supply chain and knowing the complete "chain of title" to the food they serve lowering risk.  The commercial kitchen through our service can take advantage due to its connectivity to, and information from the entire food supply chain enabling it to take advantage of competitive pricing, inventory management, new product offerings, and quality data for ingredient resourcing.

This marketing strategy is designed to offer our service to and bringing value to all participants in the food supply chain.

PLAN OF OPERATION

Overview

We plan to develop and launch our food service cloud platform over the next twelve months.  In order to launch our cloud based platform, we anticipate that we will need to complete a product development phase, a testing phase and a marketing phase as set forth below.

Product Development Phase.   During the product development phase, the food service cloud platform’s functionality will be developed by contract software designers guided by our development manager.   The desired functionality for commercial kitchens will be designed and combined with applicable food data bases to create the food management platform offered by our cloud based technology.  The product development phase will include supply chain management, multilingual application and commercial kitchen functionality.  Once the desired functionality has been developed, the project manager will coordinate the development of each new language to create the multilingual feature.  We expect the development phase to take approximately 6 months and launching of the product will take place after testing.

Testing Phase.  Once product development is near completion, the product will be tested at selected customer sites to assure accuracy, proper functionality, ease of use and speed of information and retrieval.  The tests will be repeated and product refined until the desired results are achieved.

Marketing Phase.  The marketing phase will begin immediately upon commencement of the development phase.  The marketing efforts will be aimed at providing customer awareness of the food service cloud platform and its capabilities, applications and solutions.  The initial marketing phase will include calling on potential large users of the food service cloud platform including commercial kitchens, distributors, manufacturers and producers.  The marketing phase will also include displays at numerous trade shows and conventions of the food industry to develop product and brand awareness.

We expect the product development stage, testing phase and marketing phases to cost $1,150,000.00

Cash Requirements Over Next Twelve Months

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Product Development	$ 400,000
Research and Development	$ 150,000
Multilingual Translator	$ 600,000
General and Administrative	$ 650,000
TOTAL	$ 1,800,000

As of March 31, 2014, we had insufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months.  Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

The acquisition of the Portus Assets has been treated as a “reverse merger” for accounting purposes.  As a result, the Portus Assets has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the following discussion of our results of operation reflects the operations of Portus Assets since February 11, 2014.

Period from February 11, 2014 to March 31, 2014

Revenues

Since inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to launch our food service cloud based platform.

Operating Expenses and Net Loss for the Period from February 11, 2014 to March 31, 2014

Since our acquisition of the Portus Assets, our focus has been identifying potential financing activities and expanding the presence of our business. In connection with this we incurred operating expenses of $2,548.  Our operating expenses consisted of bank charges of $42, professional fees of $1,000, general and administrative expenses of $826 and licenses of $680.

Our Net Loss for these periods was $(2,548).

We anticipate that our net loss will increase significantly as we develop our food service cloud platform over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had cash of $552 and liabilities of $nil, resulting in a working capital surplus of $552.

We anticipate that we will require additional financing in order to implement our plan of operation and meeting our ongoing expenditures.  If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings.

ITEM 1A.

RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain significant financing, our business will fail.

Over the next twelve months we anticipate that our plan of operation will require us to incur $1,800,000 in order to meet the costs of developing our food service cloud platform as well as general and administrative expenses.  As at March 31, 2014, we had cash of $522.  Accordingly, we will need to obtain significant financing to meet the costs associated with development of our product, general and administrative expenses and our ongoing reporting obligations.  There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

We have limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

We are a development stage company, and to date, our development efforts have been focused primarily on the development of our business model. We are in the process of developing and implementing our global, multilingual, cloud based food and beverage services “portal”.  We have not completed the development of our portal and have limited operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in gaining market share as a new company:

(i)

Develop effective business plan.  If we do not develop an effective business plan, we may not be able to attract enough customers to sustain growth.

(ii)

Launching our cloud based platform.  If we are unable to launch our platform as it is envisioned, we will not be able to serve our intended clients and will not generate revenue.

(iii)

Meet customer standards.  If we are unable to meet sufficient customer standards, we will not be able to retain customers.

(iv)

Attain customer loyalty.  If we have not delivered the service in a form that customers will adopt nor service customers properly, we will not retain customer loyalty and limit our revenue.

(v)

Develop and upgrade our services.  If we do not continually seek our customers’ feedback and continue to enhance, expand and upgrade our service we could lose market share to a competitor and affect our revenues.

Our future will depend on our ability to bring our services to the market place, which requires careful planning of providing a product that meets customer standards without incurring unnecessary cost and expense.

We have had operating losses since inception and have not generated any revenues and our business model is not yet operational. If our cloud based food service “portal” does not become operational or if we fail to gain market acceptance, we may not have sufficient capital to pay our expenses and continue to operate.

Our Company has had operating losses since inception and has generated no revenues to date.  Our ultimate success will depend on generating revenues from our cloud food service management system.  Most of the time of our management, and most of our limited resources have and will continue to be spent on startup activities which will include but not be limited to software development, contacting potential customers, establishing several initial customers, partners and business alliances, exploring marketing contacts, performing certain research and development activities, executing, updating and monitoring our business plan and model, and consultants and seeking capital for the Company. We have not generated any revenue and have not completed our platforms, as a result, if we never become operational or if we do not generate enough users, once we are operational, we may be unable to generate sufficient revenues from user transactions. We may not achieve and sustain market acceptance sufficient to generate revenues. If we generate no revenues or additional startup capital, we will continue to have operating losses and this will have a material adverse effect on our Company.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

our audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Because we intend recognize revenue from transaction fees, our success is expected to be dependent on the volume of customers that utilize our food service cloud platform.

Once our food service cloud platform is operational, we believe that our revenue will be initially derived from transaction fees.  Accordingly, transactions fees will be dependent on the volume of customers that utilize our food service cloud platform.  If we fail to generate a sufficient amount of transactions, our financial condition and results of operation will be negatively impacted.

Our success may depend upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

We believe that a advertisers spend significantly more on offline advertising compared to online advertising. Long-term growth of our business will depend heavily on this distinction between online and offline advertising narrowing or being eliminated, which may not happen in a manner or to the extent that we currently expect. We compete with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative to offline advertising, our business, financial condition and results of operations will be negatively impacted.

Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. Potential customers may have little or no experience using the Internet for advertising and marketing purposes and may allocate only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. As a result, we will need to continually evaluate changes to aspects of our business model to keep pace with the expectations of users and advertisers, and these changes may not yield the benefits we expect. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations

Evolving regulation of the Internet may affect us adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search and web-based products and services. As a result, we will be required to continuously invest significant resources in research and development in order to enhance our web portals, and introduce new products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and other network members; are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our success will depend in part upon management’s ability to manage growth. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Current global financial conditions have made access to financing more difficult.

Since the 2008 financial crisis there has been severe deterioration in global credit and equity markets. This has resulted in the need for government intervention in major banks, financial institutions and insurers, and has also led to greater volatility, increased credit losses and tighter credit conditions. These unprecedented disruptions in the credit and financial markets have had a significant adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining capital and financing for our operations.

We operate in a highly competitive industry and compete against many large companies that may be more established and better capitalized than we are.

Offering dietary and food service software is and can be a very competitive market with few barriers to entry. We expect that if our software establishes a key market niche, competition will arise from a variety of sources, from large multinational software companies to the myriad of other smaller national and regional software development and delivery companies.

Many of our potential competitors have: (i) greater financial, technical, personnel, promotional and marketing resources, (ii) longer operating histories, (iii) greater name recognition, (iv) larger institutional clients than us.

With few barriers to entry we cannot be certain that we will be able to compete successfully in this extremely competitive market.

We may face claims that we are violating the intellectual property rights of others

Although we are not aware of any potential violations of others’ intellectual property rights, we may face claims, including from direct competitors, other companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We cannot be certain that our technologies and processes do not violate the intellectual property rights of others. If our market profile grows we could become increasingly subject to such claims.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our potential technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all.

If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to use or license such technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if we are to enter into a license agreement in the future and it provides that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of such technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

The loss of our executive officers or directors, could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors. The loss of any of these individual would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services our executive officers and directors for any length of time. In the event that we should lose our sole officer or directors and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

One stockholder owns a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Portus Holdings Inc. owns 50,000,000 shares of common stock, representing approximately 92.9% of our issued and outstanding common stock.  Accordingly, our majority shareholder may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our articles of incorporation authorize the issuance of 250,000,000 shares of common stock.  Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board and OTCQB under the symbol "PORS”. Companies quoted on the OTC Markets platform have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  In addition, to date, there has been no trading volume for our shares on the OTC Markets platforms.  As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.

contains a toll-free telephone number for inquiries on disciplinary actions;

5.

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.

contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURE.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated March 6, 2014 between Dane Exploration Inc. (as surviving company) and Dane Acquisition Corp. (as merging entity).(3)
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Merger.(3)
3.4	Articles of Merger between Dane Exploration Inc. (as surviving entity) and Dane Acquisition Corp. (as merging entity), with surviving entity changing its name to "Portus Corporation".(3)
10.1	Judy Claims Purchase Agreement.(1)
10.2	Asset Purchase Agreement dated January 29, 2014 between Dane Exploration Inc., Portus Holdings Inc., Dane Acquisition Corp and David Christie.(2)
14.1	Code of Ethics.(1)

Notes:

(1)

Filed with the SEC as an exhibit to our Registration Statement on Form S-1 on February 25, 2011.

(2)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 30, 2014.

(3)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTUS CORPORATION

Dated:	May 15, 2014	By:	/s/ G. Dale Murray, II
G. DALE MURRAY, II
Chief Executive Officer, Chief Financial Officer, President Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)