Form 10-Q
period 2014-06-30
PORTUS Corp
filed 2014-08-13
CIK 1511325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 13, 2014, the Registrant had 55,810,000 shares of common stock, par value of $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months period ended June 30th, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Portus” mean Portus Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PORTUS CORPORATION - Condensed Balance Sheets

Condensed Balance Sheet

June 30th 2014 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$-

Total current assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$24

Total current liabilities	24

Total Liabilities	$24

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 55,810,000 shares issued and outstanding as of June 30th, 2014	$55,810
Additional paid-in capital	(52,710)
Deficit accumulated during the development stage	(3,124)
Total stockholders’ deficit	(24)

Total Liabilities and Stockholders’ Deficit	$-

Condensed Statement of Operations

(Unaudited)

	Three Months Ended June 30th 2014	February 11th 2014 (inception) through June 30th 2014

OPERATING EXPENSES:
Bank Charges	$34	$93
Professional fees	-	1,000
General and administrative expenses	50	876
Licenses	475	1,155
Total operating expenses

Net Loss	$(559)	$(3,124)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	36,151,206	54,413,669

Condensed Statements of Cash Flows

(Unaudited)

February 11th 2014 (inception) through June 30th 2014

Cash flows from operating activities:
Net loss for the period	$(3,124)
Change in operating liabilities
Accounts Payable	24

Net cash used in operating activities	(3,100)

Cash flows from financing activities:
Common stock issued for cash	3,000
Contribution to capital	100

Net cash provided by financing activities	3,100

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

Non Cash Financing Activities
Reverse merger	53,810
Shares issued for services	2,000

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

In the year to date ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has incurred losses.  In addition, the Company generated negative cash flows from operations during the period from inception through June 30th, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

3.

Significant Accounting Policies

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, “Fair Value Measurements and Disclosures.”  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

4.

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

5.

Common Stock

Subsequently on February 20th 2014, Portus Sold 10,000 shares to an accredited investor for $3,000 under the Subscription Agreement.

A contribution by a shareholder of $100 was made in February 2014.

On May 20th 2014, Portus Corporation entered into a consulting Agreement with Burkman and Associates.  For payment Burkman and Associates accepted 2,000,000 shares of common stock. The stock payment is subject to fair value measurement under ASC 820, “Fair Value Measurements and Disclosures.”  ,ASC 820 requires the Company record the stock measurement expense based on Level 1, Level 2 or Level 3. The Company does not have an active trading market, and the Company does not have any assets, nor generates revenue.  Therefore, the shares were considered to have no value.

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

As of June 30th, 2014, we had insufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months.  Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

The acquisition of the Portus Assets has been treated as a “reverse merger” for accounting purposes.  As a result, the Portus Assets has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the following discussion of our results of operation reflects the operations of Portus Assets since February 11, 2014.

Period for the three months ended June 30th, 2014

Revenues

During three months ended June 30, 2014, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to launch our food service cloud based platform.

Operating Expenses and Net Loss for the Period for the three months ended June 30th, 2014

During the three months ended June 30, 2014, we have incurred operating expenses of $559.  In connection with this we incurred operating expenses of $559.00.  Our operating expenses consisted of bank charges of $34, general and administrative expenses of $50 and licenses of $475.

Our Net Loss for this period was $(559).

We anticipate that our net loss will increase significantly as we develop our food service cloud platform over the next twelve months.

Period from February 11, 2014 to June 30th, 2014

Revenues

Since inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to launch our food service cloud based platform.

Operating Expenses and Net Loss since Inception.

Since our acquisition of the Portus Assets, our focus has been identifying potential financing activities and expanding the presence of our business. Our operating expenses consisted of bank charges of $76, general and administrative of $876, professional fees of $1,000 and licenses of $1,155.

Our Net Loss for this period was $(3,124).

LIQUIDITY AND CAPITAL RESOURCES

At June 30th, 2014, we had no cash and liabilities of $24, resulting in a working capital deficit of $24.00.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30th, 2014 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30th, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Over the next twelve months we anticipate that our plan of operation will require us to incur $1,800,000 in order to meet the costs of developing our food service cloud platform as well as general and administrative expenses.  As at June 30th, 2014, we had cash of -$24.00.  Accordingly, we will need to obtain significant financing to meet the costs associated with development of our product, general and administrative expenses and our ongoing reporting obligations.  There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search and web-based products and services. As a result, we will be required to continuously invest significant resources in research and development in order to enhance our web portals, and introduce new products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and other network members; are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

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

Portus Holdings Inc. owns 50,000,000 shares of common stock, representing approximately 89.58% of our issued and outstanding common stock.  Accordingly, our majority shareholder may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

PORTUS CORPORATION

Dated:	August 13th, 2014	By:	/s/ G. Dale Murray, II
G. DALE MURRAY, II
Chief Executive Officer, Chief Financial Officer, President Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)