Form 10-Q
period 2014-09-30
PORTUS Corp
filed 2014-11-13
CIK 1511325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date As of November 11th the Registrant had 56,085,000 shares of common stock, par value of $0.001 per share, issued and outstanding.

Portus Corporation

Form 10-Q for the Quarter Ended September 30, 2014

Index

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months period ended September 30th, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Portus” mean Portus Corporation unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Portus Corporation

Condensed Balance Sheet

September 30th 2014 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$ -

Total current assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$ 24

Total current liabilities	24

Total Liabilities	$ 24

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common shares, 250,000,000 shares with par value $0.001 authorized; 56,085,000 shares issued and outstanding as of September 30th, 2014	$ 56,085
Additional paid-in capital	(52,985)
Accumulated deficit	(3,124)
Total stockholders’ deficit	(24)

Total Liabilities and Stockholders’ Deficit	$ -

Portus Corporation

Condensed Statement of Operations

(Unaudited)

	Three Months Ended September 30th 2014	February 11th 2014 (inception) through September 30th 2014

OPERATING EXPENSES:
Bank Charges	$ -	$ 93
Professional fees	-	1,000
General and administrative expenses	-	876
Licenses	-	1,155
Total operating expenses	-	3,124

Net Loss	$ -	$ (3,124)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Basic and diluted weighted average shares outstanding	56,082,011	55,078,117

Portus Corporation

Condensed Statements of Cash Flows

(Unaudited)

February 11th 2014 (inception) through September 30th 2014

Cash flows from operating activities:
Net loss for the period	$ (3,124)
Change in operating liabilities
Accounts Payable	24

Net cash used in operating activities	(3,100)

Cash flows from financing activities:
Common stock issued for cash	3,000
Contribution to capital	100

Net cash provided by financing activities	3,100

Net increase in cash	-.

Cash, beginning of period	-

Cash, end of period	$ -

Portus Corporation

Notes to Unaudited Financial Statements

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

2.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has incurred losses.  In addition, the Company generated negative cash flows from operations during the period from inception through September 30, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Under the terms of the Asset Purchase Agreement, Portus transferred to Dane Sub all of its rights, title and interest in and to the Portus Assets. In consideration for the Portus Assets, we issued to Portus 50,000,000 shares of our common stock.

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

5.

Common Stock

Subsequently on February 20, 2014, Portus Sold 10,000 shares attached with 5,000 warrant to an accredited investor for $3,000 under a Subscription Agreement. The exercise price of the warrant is $0.3 per share and were exercisable immediately and up to 1 year.

On February 21, 2014, Portus Corporation entered into a Consulting Agreement with Haytarr LLC.  For payment Haytarr LLC accepted 275,000 shares of common stock.  The Company does not have an active trading market, and the Company does not have any assets, nor generates revenue.  Therefore, the shares were considered to have no value.

A contribution by a shareholder of $100 was made in February 2014.

On May 20, 2014, Portus Corporation entered into a Consulting Agreement with Burkman and Associates.  For payment Burkman and Associates accepted 2,000,000 shares of common stock. The Company does not have an active trading market, and the Company does not have any assets, nor generates revenue.  Therefore, the shares were considered to have no value.

6.

Subsequent Events

On October 1, 2014, the Company entered into a 10% convertible note with Tangiers Investment Group, LLC. The face value of the note is up to $220,000 with a purchase price of $200,000. The interest rate is 10%, and it is convertible into common stock, the conversion price shall be equal to 50% of the lowest volume weighted average price of the Company’s common stock during the 20 consecutive trading days prior to the conversion date. As of the date of filing, the Company borrowed $60,500 in total, the Company only received $55,000 in cash. The remaining $5,500 was retained by the Tangiers Investment Group LLC through the original issue discount for due diligence and legal bills related to the transaction.

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

As of September 30th, 2014, we had insufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months.  Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

The acquisition of the Portus Assets has been treated as a “reverse merger” for accounting purposes.  As a result, the Portus Assets has been treated as the acquiring entity for accounting and financial reporting purposes. As such, the following discussion of our results of operation reflects the operations of Portus Assets since February 11, 2014.

Period for the three months ended September 30th, 2014

Revenues

Since inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to launch our food service cloud based platform.

Operating Expenses and Net Loss for the Period for the three months ended September 30th, 2014

Since our acquisition of the Portus Assets, our focus has been identifying potential financing activities and expanding the presence of our business. In connection with this we incurred no operating expenses

Our Net Loss for this period was $0.

Operating Expenses and Net Loss since Inception.

Since our acquisition of the Portus Assets, we have incurred operating expenses of $3,124.  Our operating expenses consisted of bank charges of $93, general and administrative of $876, professional fees of $1,000 and licenses of $1,155.

We anticipate that our net loss will increase significantly as we develop our food service cloud platform over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At September 30th, 2014, we had no cash and $24 of current liability, resulting in a working capital deficit of $24.

We anticipate that we will require additional financing in order to implement our plan of operation and meeting our ongoing expenditures.  If we sell additional shares of our common stock, existing stockholders will experience a dilution of their proportionate interests in our Company.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  Our significant accounting policies are disclosed in the notes to the interim financial statements for the period ended September 30, 2014.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30th, 2014 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013 (the “2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30th, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Over the next twelve months we anticipate that our plan of operation will require us to incur $1,800,000 in order to meet the costs of developing our food service cloud platform as well as general and administrative expenses.  As at September 30th, 2014, we had cash of $0.00.  Accordingly, we will need to obtain significant financing to meet the costs associated with development of our product, general and administrative expenses and our ongoing reporting obligations.  There is no assurance we will be successful in raising such funding or on terms that are acceptable to us. Since inception, we have been dependent on investment capital and debt financing from third parties as our primary source of liquidity. We anticipate continuing to rely on sales of shares of our common stock and loans in order to continue to fund our business operations. Issuances of additional shares will result in further dilution of our existing shareholders.

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

Portus Holdings Inc. owns 50,000,000 shares of common stock, representing approximately 89.15% of our issued and outstanding common stock.  Accordingly, our majority shareholder may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

OTHER INFORMATION.

None.

ITEM 5.

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

1)

Filed with the SEC as an exhibit to our Registration Statement on Form S-1 on February 25, 2011.

2)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 30, 2014.

3)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 26, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTUS CORPORATION

Dated:	November 13th 2014	By:	/s/ G. Dale Murray, II
G. DALE MURRAY, II
Chief Executive Officer, Chief Financial Officer, President Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)